Form 10QSB
period 1997-09-30
BAY BANCSHARES INC
filed 1997-12-18
CIK 1046406

                                     FORM 10-QSB
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

                       TRANSITION REPORT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ______ TO ______

                           COMMISSION FILE NUMBER:  0-23299

                                 BAY BANCSHARES, INC.
                (Exact name of registrant as specified in its charter)

                TEXAS                                        76-0046244
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                                1001 HIGHWAY 146 SOUTH
                                LA PORTE, TEXAS 77551
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (281) 471-4400
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

As of December 20, 1997, there were 2,048,907 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                         BAY BANCSHARES, INC. AND SUBSIDIARY
                                 INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
             Consolidated Balance Sheets for 09/30/97 & 12/31/96
             Consolidated Statements of Operations for three months ended and
                 nine months ended   09/30/97 & 09/30/96
             Consolidated Statements of Cash Flows for the nine months ended 09/30/97 & 09/30/96
             Notes to Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis of Financial Condition and
           Results of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements


                         BAY BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)



                                                     September 30, December 31,
                                                         1997         1996
                                                     ------------- ------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents
     Cash and due from banks                            $6,666       $8,094
     Federal funds sold                                 14,800       10,378
                                                     ------------- ------------
        Total cash and cash equivalents                 21,466       18,472
Interest bearing deposits with banks                       392          392
Securities available-for-sale                           42,502       43,745
Loans, net of allowance for credit losses of $1,424    114,651      118,450
     and $1,430
Bank premises and equipment, net                         4,891        4,883
Other assets                                             3,200        3,069
                                                     ------------- ------------
        Total assets                                  $187,102     $189,011
                                                     ------------- ------------
                                                     ------------- ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                         $171,291     $173,318
     Securities sold under agreements to repurchase          -        1,000
     Other liabilities                                   1,613        1,764
                                                     ------------- ------------
        Total liabilities                              172,904      176,082
Stockholders' equity
     Common stock                                        1,401        1,391
     Additional paid-in capital                          8,400        8,344
     Retained earnings                                   4,651        3,660
Unrealized gain (loss) on available-for-sale
     securities                                             20         (189)
                                                     ------------- ------------
                                                        14,472       13,206
Less:  Treasury stock                                     (274)        (277)
        Total stockholders' equity                      14,198       12,929
                                                     ------------- ------------

        Total liabilities and stockholders' equity    $187,102     $189,011
                                                     ------------- ------------
                                                     ------------- ------------

        (See accompanying notes to interim consolidated financial statements)

                         BAY BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF EARNINGS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)





                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                               -------------------           -------------------
                                                                               1997           1996           1997           1996
                                                                               ----           ----           ----           ----

Interest income
     Loans, including fees                                                    $2,584         $2,351         $7,535         $7,092
     Securities                                                                  662            699          2,006          1,951
     Federal funds sold                                                          155             57            397            278
                                                                              ------         ------         ------         ------
     Total interest income                                                     3,401          3,107          9,938          9,321
Interest expense
     Deposits                                                                  1,431          1,349          4,149          3,959
     Other                                                                         2             22             16             31
                                                                              ------         ------         ------         ------
     Total interest expense                                                    1,433          1,371          4,165          3,990
                                                                              ------         ------         ------         ------
        Net interest income                                                    1,968          1,736          5,773          5,331
     Provision for credit losses                                                 144            144            312            363
                                                                              ------         ------         ------         ------
Net interest income after provision for credit losses                          1,824          1,592          5,461          4,968
Noninterest income
     Service charges                                                             378            351          1,119          1,052
     Other                                                                       229            223            685            715
                                                                              ------         ------         ------         ------
        Total noninterest income                                                 607            574          1,804          1,767
Noninterest expense
     Salaries and employee benefits                                              898            745          2,741          2,345
     Occupancy expense, net                                                      293            277            876            849
     Other noninterest expense                                                   663            669          1,852          1,766
                                                                              ------         ------         ------         ------
     Total noninterest expense                                                 1,854          1,691          5,469          4,960
                                                                              ------         ------         ------         ------
Earnings before federal income taxes                                             577            475          1,796          1,775
     Provision for income taxes                                                  197            187            561            595
                                                                              ------         ------         ------         ------
        Net earnings                                                            $380           $288         $1,235         $1,180

        Net earnings per common and common equivalent share                    $0.26          $0.20          $0.86          $0.82

        Weighted average common and common and common equivalent share
          outstanding (in thousands)                                           1,440          1,440          1,440          1,440



        (See accompanying notes to interim consolidated financial statements)

                         BAY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         -------------------
                                                                                         1997           1996
                                                                                         ----           ----
Cash flows from operating activities:
    Net earnings                                                                      $  1,235       $  1,180
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Provision for loan losses                                                         312            363
         Depreciation                                                                      425            463
         Gain on sale of bank premises and equipment                                        (5)           (69)
         Gain on sale of available-for-sale securities                                     (12)           (11)
         Amortization of premiums, net of (accretion) of discounts
             on securities                                                                  53             30
         Effect of phantom stock plan                                                      134            144
         Increase in other assets                                                         (131)          (360)
         (Decrease) increase in other liabilities                                         (330)         1,316
                                                                                      ---------      ---------

             Net cash provided by operating activities                                   1,681          3,056

Cash flows from investing activities:
    Maturities of interest-bearing deposits with banks                                       -             98
    Proceeds from sale of available-for-sale securities                                  1,012          1,981
    Proceeds from principal repayments, maturities, and calls of
         available-for-sale securities                                                   3,323          2,149
    Purchases of available-for-sale securities                                          (2,817)       (11,147)
    Net decrease (increase) in loans, net of the effects resulting from the
         purchase of certain branch assets and liabilities                               3,487         (9,386)
    Net increase in cash resulting from the acquisition of certain
         branch  assets and the assumption of certain liabilities                            -         10,354
    Proceeds from sales of bank premises and equipment                                      62            187
    Purchases of bank premises and equipment                                              (490)          (498)
                                                                                      ---------      ---------

             Net cash provided (used) by investing activities                            4,577         (6,262)

Cash flows from financing activities:
    Issuance of common stock                                                                 4              -
    Net decrease in securities sold under agreements to repurchase                      (1,000)             -
    Sale of treasury stock                                                                   3              -
    Purchase of treasury stock                                                               -            (48)
    Net (decrease) increase in deposits                                                 (2,027)         6,529
    Dividends paid                                                                        (244)          (243)
                                                                                      ---------      ---------

             Net cash (used) provided by financing activities                           (3,264)         6,238

             Net increase in cash and cash equivalents                                   2,994          3,032

Cash and cash equivalents at beginning of period                                        18,472         16,256
                                                                                      ---------      ---------

Cash and cash equivalents at end of period                                           $  21,466     $  19,288
                                                                                      ---------      ---------
                                                                                      ---------      ---------


        (See accompanying notes to interim consolidated financial statements)

(1)  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Bay Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Bayshore National Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 333-36185). Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings per common and common equivalent share was computed based on the following:

                                                        For the three months ended  For the nine months ended
                                                        --------------------------  -------------------------
                                                               September 30,                 September 30,
                                                            1997           1996           1997          1996
                                                      --------------   -----------  -------------  ----------
                                                            (Dollars in thousands except for per share data)

Net earnings available to common shareholders                380            288          1,235          1,180

Average common shares                                      1,357          1,351          1,357          1,351
Average common share equivalents                              83             89             83             89
                                                           -----          -----          -----          -----
                                                           1,440          1,440          1,440          1,440


Earnings per common and common equivalent share             0.26           0.20           0.86           0.82


(3)  CAPITAL STOCK

    Common Stock. On November 12, 1997, the Company completed its initial public offering of shares of its Common Stock. The Company sold 600,000 shares at $16.00 per share. On November 24, 1997, the 90,000 share over-allotment was exercised by the Underwriter bringing the total number of shares outstanding after the Offering to 2,048,907 shares.

(4)  SUBSEQUENT EVENTS

    On November 12, 1997, the Company completed the previously announced acquisition of Texas Bank, located in Baytown, Texas ("Texas Bank"), including a branch location in Mont Belvieu, Texas. At June 30, 1997, Texas Bank had total assets of approximately $41.5 million, total deposits of approximately $37.7 million and total stockholders' equity of approximately $3.7 million. In consideration of the exchange by shareholders of their Texas Bank Common Stock, holders of Texas Bank Common Stock received a $5.3 million aggregate cash payment from the Company.

    On November 21, 1997, the Company completed the previously announced acquisitions of Texas National Bank of Baytown ("TNB") and First Bank of Deer Park ("First Bank"). At June 30, 1997, TNB had total assets of approximately $14.1 million, total deposits of approximately $12.4 million and total stockholders' equity of approximately $1.6 million, and First Bank had total assets of approximately $32.9 million, total deposits of approximately $26.8 million and total stockholders' equity of approximately $3.9 million. In consideration of the exchange of the by shareholders of their TNB Common Stock, holders of TNB Common Stock received a $2.4 million aggregate cash payment from the Company. In consideration of the exchange by shareholders of their First Bank Common Stock, holders of First Bank Common Stock received a $8.0 million aggregate cash payment from the Company.


(5)  NEW PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $0.91 and $0.87 diluted earnings per share of $0.86 and $0.82 for the nine months ended September 30, 1997 and 1996, respectively.

    The FASB has issued Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which is effective for financial statements issued after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components. Comprehensive income will include net income plus unrealized gain or loss on securities.

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company's performance during the nine month period ended September 30, 1997, as compared with the nine month period ended September 30, 1996, was marked by several significant events which occurred during 1996. In August 1996, the Company assumed approximately $12.0 million in deposits related to a banking center location in Cleveland, Texas acquired from a commercial bank (the "Cleveland Acquisition"), and the Company relocated its existing Cleveland office to the newly acquired facility. In January 1996, the Company sold land adjacent to its Spencer banking office located in La Porte (the "Spencer Office") recognizing a gain on the sale of $68 thousand. During the first half of 1996, the Company opened two additional Loan Production Offices ("LPOs") in Houston and received its designation as a Preferred SBA Lender. Balance sheet growth from September 30, 1996 to September 30, 1997 was primarily due to the Cleveland Acquisition. The Company's average deposits increased 6.4% and average gross loans increased 4.9% as a result of both the Cleveland Acquisition and internally generated growth. Internal growth was a direct reflection of the Company's commitment to its sales and service culture and to the success of the Company's three LPOs. The Company's nine month 1997 earnings, however, were affected by certain incremental expenses (salary, occupancy, communication and technological changes, advertising and other items) related to the Cleveland Acquisition along with costs relating to the Company's SBA program and the operation of the LPOs. Additionally, the Company has incurred increased personnel cost related to its commitment to the development of its sales and service culture and incentive based compensation.

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

    Net interest income for the nine months ended September 30, 1997 was $5.8 million compared with $5.3 million for the nine months ended September 30, 1996, an increase of $442 thousand or 8.3% and an increase of $232 thousand or 13.4% in the third quarter of 1997 as compared with the third quarter of 1996. Net interest income increased as a result of a higher dollar amount of interest-earning assets derived from the August 1996 Cleveland Acquisition and internal loan growth. Average interest-earning assets increased from 91.43% of total average assets at September 30, 1996 to 92.21% of total average assets at September 30, 1997. Average gross loans increased to $117.2 million for the nine months ended September 30, 1997 from $111.3 million for the nine months ended September 30, 1996, an increase of $5.9 million or 5.25%.

    Net interest income was improved by a decrease in the cost of interest-bearing liabilities from 4.14% in September 30, 1996 to 4.06% for the nine months ended September 30, 1997. Average interest-bearing deposits increased to $136.7 million for the nine months ended September 30, 1997 from $128.4 million for the nine months ended September 30, 1996, an increase of $8.3 million or 6.5%. This growth was primarily attributable to the Cleveland Acquisition.

    The Company posted net interest margins of 4.51% and 4.41% and net interest spreads of 3.71% and 3.59% for the periods ended September 30, 1997 and September 30, 1996, respectively. The slight increase in net interest margin from the third quarter of 1996 to the third quarter of 1997 reflects a four basis point increase in the yield on average interest-earning assets and an eight basis point reduction in the cost of interest-bearing liabilities.

    The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. There were no nonaccruing loans during the periods covered.


                                                                      Nine Months Ended September 30,
                                            --------------------------------------------------------------------------------------
                                                               1997                                         1996
                                            ------------------------------------------  ------------------------------------------
                                              Average        Interest        Average       Average        Interest         Average
                                            Outstanding       Earned/         Yield/     Outstanding       Earned/          Yield/
                                              Balance          Paid            Rate        Balance          Paid             Rate
                                            -----------      --------        -------     -----------      --------         -------
                                                                           (Dollars in thousands)
Assets
Interest-earning assets:
    Loans                                   $  117,196       $  7,535           8.57%    $  111,345       $  7,092           8.49%
    Securities                                  44,209          2,006           6.05%        42,921          1,951           6.06%
    Federal funds sold and other temporary
        investments                              9,038            397           5.86%         6,501            278           5.70%
                                            ----------        -------           ----     ----------        -------           ----
        Total interest-earning assets          170,443          9,938           7.77%       160,767          9,321           7.73%
                                            ----------        -------           ----     ----------        -------           ----
    Less allowance for loan losses             (1,457)                                      (1,291)
                                            ----------                                   ----------
    Total interest-earning assets, net of
        allowance                              168,986                                      159,476
    Nonearning asssets                          17,425                                       15,012
                                            ----------                                   ----------
        Total assets                        $  186,411                                   $  174,488
                                            ----------                                   ----------
                                            ----------                                   ----------
Liabilities and stockholders' equity
Interest-bearing liabilities:
    Interest-bearing demand deposits        $   19,285        $   169           1.16%    $   16,769        $   151           1.20%
    Public fund deposits                         3,174             77           3.25%         2,795             75           3.58%
    Savings and money market accounts           41,778          1,054           3.36%        41,288          1,005           3.25%
    Certificates of deposit                     72,015          2,849           5.27%        67,144          2,728           5.42%
    Federal funds purchased, FHLB line of
        credit and other borrowings                429             16           5.10%           450             31           9.19%
                                            ----------        -------           ----     ----------        -------           ----
        Total interest-bearing liabilities     136,681          4,165           4.06%       128,446          3,990           4.14%
                                            ----------        -------           ----     ----------        -------           ----
Noninterest-bearing liabilites:
    Noninterest-bearing demand deposits         32,350                                       32,350
    Other liabilities                            3,876                                        1,668
                                            ----------                                   ----------
        Total liabilities                      172,907                                      162,464
                                            ----------                                   ----------
Stockholders' equity                            13,504                                       12,024
                                            ----------                                   ----------
        Total liabilities and stockholders'
            equity                          $  186,411                                   $  174,488
                                            ----------                                   ----------
                                            ----------                                   ----------
    Net interest income                                       $ 5,773                                     $  5,331
                                                              -------                                     --------
                                                              -------                                     --------
    Net interest spread                                                         3.71%                                        3.59%
                                                                                ----                                         ----
                                                                                ----                                         ----
    Net interest margin                                                         4.51%                                        4.41%
                                                                                ----                                         ----
                                                                                ----                                         ----


Provision for Loan Losses

    The provision for loan losses decreased to $312 thousand for the nine months ended September 30, 1997 from $363 thousand for the same time period in 1996, a decrease of $51 thousand or 14.05%.

Noninterest Income

    Noninterest income is an important source of revenue for financial institutions in a deregulated environment. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the nine months ended September 30, 1997 was $1.8 million compared with $1.7 million for the nine months ended September 30, 1996, an increase of $37 thousand or 2.1%. The increase was primarily to the additional service charges earned on deposit accounts related to the Cleveland Acquisition.

    The following table presents for the periods indicated the major categories of noninterest income:


                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  -----------------
                                       1997          1996    1997       1996
                                       ----          ----    ----       ----

Service charges on deposit accounts    $378          $351  $1,119     $1,052
Gain on sale of SBA loans                72            93     213        213
ATM fee income                           50            56     155        145
Alternative investments                  56            19     145        104
Other noninterest income                 51            55     172        253
                                       ----          ----  ------     ------
     Total noninterest income          $607          $574  $1,804     $1,767
                                       ----          ----  ------     ------
                                       ----          ----  ------     ------


Noninterest Expense

    In the nine month period ended September 30, 1997, noninterest expense increased $509 thousand or 10.3% to $5.5 million from $5.0 million for the period ended September 30,1996. There was an increase of $163 thousand or 9.6% in the third quarter of 1997 as compared with the third quarter of 1996. The increase reflects the additional expenses resulting from the Cleveland Acquisition consummated in the third quarter of 1996, the additional salary and related expenses associated with the commencement of the operation of two additional LPOs opened in mid-1996 and increased salary costs, a result of the Company's commitment to rewarding individual merit in its sales and service culture.

    The following table presents for the periods indicted the major categories of noninterest expense:



                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                           -------------------           -------------------
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----

Employee compensation and benefits                          $898           $745         $2,741         $2,345
Non-staff expense:
     Net bank premises expense                               135            137            409            389
     Equipment rentals, depreciation and maintenance         158            140            467            460
     Data processing                                          36             47            107            139
     Professional fees                                        66             59            225            170
     Regulatory assessments/FDIC insurance                    25             46             76            134
     Ad valorem and franchise taxes                           48             48            139            144
     Other                                                   488            469          1,305          1,179
                                                          ------         ------         ------         ------
        Total non-staff expenses                             956            946          2,728          2,615
                                                          ------         ------         ------         ------
        Total noninterest expense                         $1,854         $1,691         $5,469         $4,960
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------


    Employee compensation and benefit expense for the nine months ended September 30, 1997 was $2.7 million, an increase of $396 thousand or 16.9% from $2.3 million in the same period of 1996 and an increase of $153 thousand or 20.5% in the third quarter of 1997 as compared with the third quarter of 1996. The increase was principally due to additional staff associated with the Cleveland Acquisition, the two new LPOs and additional general staffing hired.

    Non-staff expense increased to $2.7 million for the nine month period ended September 30, 1997 from $2.6 million for the same period in 1996, an increase of $113 thousand or 4.3% and an increase of $10 thousand or 1.1% in the third quarter of 1997 as compared with the third quarter of 1996. This increase was due to additional expenses associated with the Cleveland Acquisition, increased advertising costs related to the Company's SBA program and increased professional fees related to the sales and service culture, offset by lower data processing costs and ordinary Federal Depository Insurance Corporation ("FDIC") assessments.

Financial Condition

    Total assets as of September 30, 1997 were $187.1 million compared with $189.0 million at December 31, 1996 a decrease of $1.9 million or 1.0%. At September 30, 1997, investment securities totaled $42.5 million, a decrease of $1.2 million or 2.7% from $43.7 at December 31, 1996. Net loans were $114.7 million at September 30, 1997, a decrease of $3.8 million or 3.2% from $118.5 million at December 31, 1996.

    The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Allowance for loan losses as of September 30, 1997 was $1.42 million or 1.23% of outstanding loans compared with $1.43 million or 1.19% of outstanding loans as of December 31, 1996.

    The Company's total deposits for the nine months ended September 30, 1997 were $171.3 million, a decrease of $2.0 million or 1.2% from $173.3 million at December 31, 1996.

    Stockholders' equity increased from $12.9 million at September 30, 1996 to $14.2 million at September 30, 1997, an increase of $1.3 million or 10.1%. This increase was primarily the result of net income of $1.2 million. As of September 30, 1997 the Company's ratio of stockholders' equity to total assets was 7.59% as compared with 6.83% as of December 30, 1996.

    Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment along with payments and maturities within the loan portfolio, have historically created and adequate liquidity position.

    The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $1.7 million and $3.1 million for the nine months ended September 30, 1997 and 1996 respectively. The net cash provided by operating activities for the nine months ended September 30, 1997 compared with the same period in 1996 was primarily due to the decrease in other liabilities in 1996.

    Net cash provided by (used in) investing activities was $4.6 million and ($6.3) million for the nine months ended September 30, 1997 and 1996, respectively. The net cash provided by investing activities for the nine months ended September 30, 1997 compared with the same period in 1996 was primarily due to the purchase of available-for-sale securities in 1996.

    Net cash (used in) provided by financing activities was ($3.3) million and $6.2 million for the nine months ended September 30, 1997 and 1996, respectively. The net cash provided by (used in) financing activities for the nine months ended September 30, 1997 compared with the same period in 1996 was primarily due to the decrease in deposits in 1997 and a decrease in securities sold under agreements to repurchase in 1997.

    Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of September 30, 1997 and the regulatory standards.


                                  Minimum           Actual Ratio
                                  Required       September 30, 1997
                                  ---------------------------------
THE COMPANY
Leverage ratio                      3.00%              7.32%
Tier 1 risk-based capital           4.00%             10.40%
Risk-based capital ratio            8.00%             11.48%

THE BANK
Leverage ratio                      3.00%              7.36%
Tier 1 risk-based capital           4.00%             10.43%
Risk-based capital ratio            8.00%             11.52%

ACQUISITIONS

    On November 12, 1997, the Company completed the previously announced acquisition of Texas Bank, Baytown, Texas ("Texas Bank") located in Baytown, Texas, with a branch location in Mont Belvieu, Texas. At June 30, 1997, Texas Bank had total assets of approximately $41.5 million, total deposits of approximately $37.7 million and total stockholders' equity of approximately $3.7 million. As part of the transaction, the Company acquired all of the issued and outstanding shares of Texas Bank's common stock (the "Texas Bank Common Stock") through the consolidation of Texas Bank with a subsidiary of the Company formed solely to facilitate the acquisition. Following the consummation of the acquisition, Texas Bank became a wholly-owned subsidiary of the Company, and immediately thereafter, Texas Bank was consolidated with the Company's wholly-owned subsidiary, the Bank, with the Bank surviving. The acquisition by the Company was made pursuant to an Agreement and Plan of Reorganization by and between the Company, Texas Bank and certain shareholders of Texas Bank dated June 24, 1997 (the "Texas Bank Acquisition Agreement"). In consideration of the exchange by shareholders of their Texas Bank Common Stock, holders of Texas Bank Common Stock received a $5.3 million aggregate cash payment from the Company. The purchase price was determined by arms-length negotiations between the Company and Texas Bank and adjusted prior to closing pursuant to the Texas Bank Acquisition Agreement. The funds used for the acquisition represent a portion of the proceeds obtained from the Offering.

    On November 21, 1997, the Company completed the previously announced acquisitions of TNB and First Bank. At June 30, 1997, TNB had total assets of approximately $14.1 million, total deposits of approximately $12.4 million and total stockholders' equity of approximately $1.6 million and First Bank had total assets of approximately $32.9 million, total deposits of approximately $26.8 million and total stockholders' equity of approximately $3.9 million.

    As part of the transaction with TNB, the Company acquired all of the issued and outstanding shares of TNB's common stock (the "TNB Common Stock") through the consolidation of TNB with a subsidiary of the Company formed solely to facilitate the acquisition of TNB. As a result of the consummation of the acquisition, TNB became a wholly-owned subsidiary of the Company, and immediately thereafter, TNB was consolidated with the Company's wholly-owned subsidiary, the Bank, with the Bank surviving. The acquisition of TNB by the Company was made pursuant to an Agreement and Plan of Consolidation by and among the Company, the Bank and TNB dated August 7, 1997. In consideration of the exchange of the by shareholders of their TNB Common Stock, holders of TNB Common Stock received a $2.4 million aggregate cash payment from the Company. The purchase price was determined by arms-length negotiations between the Company and TNB. A portion of the funds used for the acquisition represent a portion of the proceeds obtained from the public offering of 600,000 shares of Company common stock which closed on November 12, 1997.

    As part of the transaction with First Bank, the Company acquired all of the issued and outstanding shares of First Bank's common stock (the "First Bank Common Stock") through the merger of First Bank with a subsidiary of the Company formed solely to facilitate the acquisition of First Bank. As a result of the consummation of the acquisition, First Bank became a wholly-owned subsidiary of the Company, and immediately thereafter, First Bank was consolidated with the Company's wholly-owned subsidiary, the Bank, with the Bank surviving. The acquisition of First Bank by the Company was made pursuant to an Agreement and Plan of Consolidation by and among the Company, the Bank and First Bank dated August 7, 1997. In consideration of the exchange by shareholders of their First Bank Common Stock, holders of First Bank Common Stock received a $8.0 million aggregate cash payment from the Company. The purchase price was determined by arms-length negotiations between the Company and First Bank. A portion of the funds used for the acquisition represent a portion of the proceeds obtained from the Offering.

PART II - Other Information

ITEM 1. - Legal Proceedings

    None

ITEM 2. - Changes in Securities

(a) On November 12, 1997, the Company completed the Offering of 600,000 shares of the Company's Common Stock bringing the total number of shares to be outstanding after the Offering to 1,958,907 shares. On November 24, 1997, the 90,000 share over-allotment was exercised by the Underwriter bringing the total shares to be outstanding after the Offering to 2,048,907 shares. The Company received $8.5 million of the proceeds of the Offering from its sale of Common Stock, after deducting the underwriting discount and other expenses associated with the Offering. The Company received $1.3 million in proceeds for the Underwriters over-allotment, after deducting the underwriting discount and other expenses. A portion of the net proceeds of the Offering were used to fund the $5.5 million purchase price for the acquisition of Texas Bank. The remaining $3.0 in net proceeds were used to fund a portion of the $10.3 million aggregate purchase price for the acquisitions of TNB and First Bank. The $7.3 million balance of the purchase price for the acquisitions of TNB and First Bank were funded through a dividend from the Bank to the Company.

ITEM 3. - Defaults Upon Senior Securities

    None

ITEM 4. - Submission of Matters to a Vote of Security Holders

    None

ITEM 5. - Other Information

    None

ITEM 6. - Exhibits and Reports on Form 8-K

    Exhibits:

    Exhibit 1 - Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and Texas Bank and certain shareholders of Texas Bank dated June 24, 1997, together with the exhibits thereto (incorporated by reference to Exhibit No. 10.3 filed as part of the Registration Statement on form S-1 (Registration No. 333-36185) of Bay Bancshares, Inc.).

    Exhibit 2 - Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and Texas National Bank of Baytown dated August 7, 1997, together with the exhibits thereto (incorporated by reference to Exhibit No. 10.4 filed as part of the Registration Statement on Form S-1 (Registration No. 333-36185) of Bay Bancshares, Inc.).

    Exhibit 3 - Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and First Bank of Deer Park dated August 7, 1997, together with the exhibits thereto (incorporated by reference to Exhibit No. 10.5 filed as part of the Registration Statement on Form S-1 (Registration No. 333-36185) of Bay Bancshares, Inc.).


    Reports on Form 8-K:

    On November 25, 1997, the Registrant filed with the Securities and Exchange
              Commission Form 8-K (Commission File No. 0-23299) reporting the acquisition of Texas Bank.

    On December 5, 1997, the Registrant filed with the Securities and Exchange
              Commission Form 8-KA (Commission File No. 0-23299) reporting the financial statements and pro forma financial information of Texas Bank.

    On December 5, 1997, the Registrant filed with the Securities and Exchange
              Commission Form 8-K (Commission File No. 0-23299) reporting the acquisition of Texas National Bank of Baytown and First Bank of Deer Park.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             BAY BANCSHARES, INC.



                             By: /s/ Larry D. Wright
                                --------------------------
                                Larry D. Wright
                                President

                             By: /s/ Kim Love
                                --------------------------
                                Kim Love
                                Controller


Dated:  December 19, 1997