Form 10KSB40
period 1997-12-31
BAY BANCSHARES INC
filed 1998-03-31
CIK 1046406

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the fiscal year ended December 31, 1997.

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OR THE SECURITIES ACT OF 1934 For the transition period from Commission File Number 0-23299

                              BAY BANCSHARES, INC.
                 (Name of small business issuer in its charter)

              TEXAS                                   76-0046244
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                   Identification No.)



                             1001 HIGHWAY 146 SOUTH
                              LA PORTE, TEXAS 77571
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (281) 471-4400
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

        Common Stock, par value $1.00 per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Revenues as of December 31, 1997:  $16,742,000

        Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $23,675,000.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III Items 9, 10, 11 and 12 will be included in a proxy statement to be filed pursuant to Regulation 14A for the 1998 Annual meeting of Shareholders, and is incorporated herein by reference.

================================================================================

                                     PART I

ITEM 1 - Description of Business...........................................  2
ITEM 2 - Description of Property........................................... 13
ITEM 3 - Legal Proceedings................................................. 14
ITEM 4 - Submission of Matters to a Vote of Security Holders............... 14

                                           PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters.......... 14
ITEM 6 - Management's Discussion and Analysis or Plan of Operations ....... 16
ITEM 7 - Financial Statements.............................................. 33
ITEM 8 - Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.............................................. 33

                                           PART III

ITEM 9  - Directors, Executive Officers, Promoters and Control Persons:
          Compliance With Section16(a) of the Exchange Act................. 34
ITEM 10 - Executive Compensation........................................... 34
ITEM 11 - Security Ownership of Certain Beneficial Owners and Management... 34
ITEM 12 - Certain Relationships and Related Transactions................... 34
ITEM 13 - Exhibits and Reports on Form 8-K................................. 34

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

HISTORY

        Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"), which was chartered in 1965, and for Bay Port National Bank, which was chartered in 1979. The two banks merged in 1985 in conjunction with a change in Texas branching laws. In 1991, the Company began to expand its operations, diversify its lending base and seek additional deposits by assuming the deposits of Liberty County Federal Savings and Loan Association and Bayshore Federal Savings and Loan, which added branch locations in the cities of Liberty, Cleveland, and Seabrook, Texas. In 1994, the Company established a new branch in Pasadena, Texas. In 1996, the Company assumed the deposits of the Cleveland branch of a commercial bank. Additionally, the Company opened a Loan Production Office ("LPO") in the Clear Lake/NASA area in 1995 and two LPOs in Houston in 1996. In the fourth quarter of 1997, the Company successfully completed an initial public offering of 600,000 shares of common stock and consummated the planned acquisitions of Texas Bank, Baytown, Texas ("Texas Bank"), Texas National Bank of Baytown, Texas ("TNB") and First Bank of Deer Park, Texas ("First Bank").

        The Company currently serves its community from its headquarters in La Porte and ten full-service banking office locations in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas. Additionally, the Company operates two LPOs in Houston and another in the Clear Lake/NASA area of Houston, Texas.

THE ACQUISITIONS

        On November 12, 1997, the Company completed the previously announced acquisition of Texas Bank, including a branch location in Mont Belvieu, Texas. At June 30, 1997, Texas Bank had total assets of approximately $41.5 million, total deposits of approximately $37.7 million and total stockholders' equity of approximately $3.7 million. In consideration of the exchange by shareholders of their Texas Bank common stock, holders of Texas Bank common stock received a $5.3 million aggregate cash payment from the Company.

        On November 21, 1997, the Company completed the previously announced acquisitions of TNB and First Bank. At June 30, 1997, TNB had total assets of approximately $14.1 million, total deposits of approximately $12.4 million and total stockholders' equity of approximately $1.6 million, and First Bank had total assets of approximately $32.9 million, total deposits of approximately $26.8 million and total stockholders' equity of approximately $3.9 million. In consideration of the exchange by shareholders of their TNB common stock, holders of TNB common stock received a $2.4 million aggregate cash payment from the Company. In consideration of the exchange by shareholders of their First Bank common stock, holders of First Bank common stock received a $8.0 million aggregate cash payment from the Company.

BUSINESS

        The Company's commitment to being the premier provider of financial services in the eastern portion of the greater Houston metropolitan area is reflected in the types of products and services that it makes available to its business and retail customers. The Company offers a wide variety of lending products, including term loans, lines of credit and fixed asset loans to small and medium-sized businesses, and offers consumers automobile, home improvement and personal loans. In addition, the Company has also established the following niche products:

     INDIRECT LENDING - In 1988, the Company initiated a program of purchasing indirect loans from automobile dealers. The Company purchases almost exclusively "A"-rated loans from a select list of dealers after performing its own analysis of the loan package. At December 31, 1997, the Company's loan portfolio held a total of $71.3 million in indirect loans with an associated delinquency ratio of 0.76%. Senior management of the Company has extensive experience in indirect automobile financing as well as consumer lending in general.

        Because of increasing competition and accompanying pressure on net interest margins in the indirect market, management has shifted its focus to its other niche lending products, as described below. The Company does not intend to exit the indirect business, but rather to grow other niche products in order to further diversify its lending risk.

     COMMERCIAL LENDING/REAL ESTATE LENDING - The Company's primary market is located in the heart of the eastern Harris County manufacturing and petrochemical district. The Company has gained an expertise in fulfilling the banking needs of the businesses that service this industry. At December 31, 1997, the Company's loan portfolio held a total of $59.2 million in commercial and real estate loans excluding factored receivables and commercial Small Business Administration ("SBA") loans.

     SBA LENDING - The Bank is a Preferred Lender under the federally guaranteed SBA lending program. Under this program, the Bank originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. The guaranteed portion of these loans is generally sold into the secondary market with servicing retained. At December 31, 1997, the Company's loan portfolio held a total of $9.2 million in the retained portion of SBA commercial and real estate loans. The Company uses its three LPOs which are located around the City of Houston to generate SBA loans.

     FACTORING - The Company has an established receivables factoring unit catering to service companies and suppliers who deal with major corporations in the Houston area industrial complex. The accounts receivable line of credit financing facility relies heavily on the quality of the business customer's accounts receivable and if monitored and controlled properly, limits the financial risks to the Company associated with this short-term business financing. The Company plans to further develop its factoring capability and views this business as a growth area. The Company's loan portfolio held a total of $1.2 million in factored receivables at December 31, 1997.

        The Company funds its lending activities primarily from its core deposit base. These deposits are gathered from the local market and no material portion is dependent upon any one person, entity or industry. The Company also pursues public deposits from entities such as schools, cities and colleges. The Company has developed an ability to compete with regional banks for public deposits by competitive pricing and developing continuing relationships based on service with the individuals responsible for the administration or selection of financial institutions to hold these funds.

        The Company has enhanced its relationship banking capabilities by marketing individually to the top 5% of its customer base (Tier 1 accounts) and the next 10% of its customer base (Tier 2 accounts). The Tier 1 customers are provided with a pass key which enables them to enter the Bank through a private entrance before and after normal banking hours and are assigned a specific Bank officer to service their banking needs. Each Tier 1 and Tier 2 customer is personally contacted a minimum of eight times per year by an assigned officer. The Company builds customer loyalty with responsive local decision making. Through Business Development Board members, the Company monitors the financial service needs of its customer. With a wide variety of loan and deposit products, the Company also offers ATM cards, debit cards, direct deposit, ACH originations and direct debit services.

        To compliment its traditional banking products, the Company endeavors to be a full Financial Services Organization. One aspect of this endeavor is the continual development and enhancement of additional financial services. The Company employs 5 full time investment brokers offering various annuity and mutual fund products.

        In fourth quarter of 1997, the Company launched a Mortgage Lending Division. The Mortgage Lending Division is comprised of two departments; the Construction Department and the Retail Department. The Mortgage Lending Division makes loans on 1 to 4 family homes then sells them in the secondary market. The Construction Department provides financing to build new homes for builders and individuals. All construction loans are funded as work is completed and have a maturity of 3 to 12 months. The Retail Department provides long term (permanent) financing for individuals and families for terms of 10 to 30 years. The financing can be for the purchase of a homestead, investment property or refinancing of the same. All types of plans are available including Conventional, FHA and VA loans that include fixed rate, 6 month to 10 year adjustable rate mortgages, LIBOR, limited documentation, no income and no ratio loans.

        The Bank established an insurance subsidiary, BayBanc Independent Insurance Agency, Inc. ("BBIIA"). BBIIA was granted a license to sell both life insurance and property and casualty insurance from the Texas Department of Insurance in January of 1998. BBIIA is in the process of obtaining insurance lines and setting up the infrastructure to move forward with the agency.

        The Company recently increased its commitment to technology by purchasing an advanced line of core software and installing new communication technology into its branch network and communication systems. The new core software is Year 2000 compliant and the Company anticipates conversion of the new core software in late March 1998. The Company believes that its new technology will allow it to compete with any super-regional or national banking organization with respect to communications and electronic convenience to the customer. Among the products to be offered through this technology are cash management, home banking and Internet capabilities. The communications network has enabled the Company to establish a call center staffed by highly trained personnel which provides customers a one point solution to information inquiries. Additionally, the Company continues to research the requirements of establishing a credit union for its employees and surrounding community.


COMPETITION

        The banking business is highly competitive, and the profitability of the Company depends principally upon the Company's ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other nonfinancial institutions, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. Many of such competitors may have greater financial and other resources than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Although the Company has been able to compete effectively in the past, no assurances may be given that the Company will continue to be able to compete effectively in the future. Various legislative acts in recent years have led to increased competition among financial institutions. There can be no assurance that the United States Congress or the Texas Legislature will not enact legislation that may further increase competitive pressures on the Company. Competition from both financial and nonfinancial institutions is expected to continue.

        The Company's strategy is to be able to compete effectively not just with other commercial banks but with a variety of providers of financial services by providing a responsive brand of relationship banking and a full line of financial service products, including a full line of brokerage and insurance products. The Company will be looking for additional acquisitions and branching opportunities to enhance its retail delivery systems throughout the greater Houston metropolitan area.

SUPERVISION AND REGULATION

        The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of the bank holding company stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

        The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

        THE COMPANY. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

        REGULATORY RESTRICTIONS ON DIVIDENDS; SOURCE OF STRENGTH. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

        ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiencies against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

         SECURITIES ACTIVITIES. The Federal Reserve has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

         SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve's Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

         The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

         CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1997, the Company's ratio of Tier 1 capital to total risk-weighted assets was 9.48% and its ratio of total capital to total risk-weighted assets was 10.59%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS PLAN OF OPERATIONS".

         In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1997, the Company's leverage ratio was 6.33%.

         The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

         The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

         ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

         CONTROL ACQUISITIONS. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

         In addition, any company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

        THE BANK. The Bank is a national banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is subject to supervision and regulation by the Office on the Comptroller of the Currency ("OCC"). Such supervision and regulation subjects the Bank to special restrictions, potential enforcement actions and period examination by the OCC. Because the Federal Reserve regulates the bank holding company parent of the Bank, the Federal Reserve also has supervisory authority which directly affects the Bank.

        RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking subsidiaries, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

         Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

        RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until a national bank's capital surplus equals or exceeds its capital stock, the bank must transfer ten percent of its net income to capital surplus prior to paying a dividend. Without the prior approval of the OCC, a national bank may not pay dividends in excess of the bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. Additionally, a national bank may not pay dividends in excess of total retained profits, including current year's earnings. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

        Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

         EXAMINATIONS. The OCC periodically examines and evaluates insured banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

         AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

         CAPITAL ADEQUACY REQUIREMENTS. The OCC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

        The OCC's risk-based capital guidelines generally require banks to have a minimum ration of Tier 1 capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1997, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 8.54% and its ratio of total capital to risk-weighted assets was 9.66%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

        The OCC's leverage guidelines require national banks to maintain Tier 1 capital of no less than 5% of average total assets, except in the case of certain highly rated banks for which the requirement is 3% of average total assets. As of December 31, 1997, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 5.70%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

        CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

         In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

         As an institution's capital decreases, the OCC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC's has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

         DEPOSIT INSURANCE ASSESSMENTS. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk based assessment system as required by FDICIA. Under this system, FDIC- insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

         After the one-time SAIF assessment in 1996, the assessment rate disparity between BIF and SAIF members was eliminated. The current range of BIF and SAIF assessments is between 0% and 0.27% of deposits.

        The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

         On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the SAIF and assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0126% of deposits and the SAIF rate is 0.0630% of deposits.

         ENFORCEMENT POWERS. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

         BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the OCC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

        CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

         CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

        INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

         EXPANDING ENFORCEMENT AUTHORITY. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

         EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Bank cannot be predicted.

EMPLOYEES

        As of December 31, 1997, the Company had 149 full-time employees, 33 of whom were officers and 20 part-time employees. The Company provides medical and hospitalization insurance to its full-time employees. The Company actively and continually trains its employees in the areas of successful sales and service, long-term customer relationships, teller excellence, business development and consumer lending. As part of this process, virtually every employee is placed on incentive and merit standards which award compensation based on the achievement of sales goals and other business development-related goals. The Company is not a party to any collective bargaining agreement. The Company considers its relations with employees to be excellent.

YEAR 2000

        The Company has established a Year 2000 Committee and has made an assessment of its key financial, informational and operational systems. The Year 2000 Committee does not anticipate that the Company will encounter significant operational issues or difficulties related to the Year 2000. Furthermore, the financial impact of making systems changes is not expected to be material to the Company's financial position, results of operations or cash flows, although no assurances can be given in this regard.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

        The Company conducts business at ten full-service banking office locations and three LPOs. The following table sets forth specific information on each such location. The Company's headquarters are located at 1001 Highway 146 South in La Porte in a two story office building owned by the Bank. Unless otherwise noted, all facilities are owned by the Company.

BANKING

OFFICE                                           LOCATION

    La Porte - Main Office                       1001 Highway 146 South
                                                 La Porte, Texas 77571

    La Porte - Spencer Office                    9841 Spencer Highway
                                                 La Porte, Texas 77571

    Deer Park                                    1601 Center
                                                 Deer Park, Texas 77536

    Pasadena                                     5960 Fairmont Parkway
                                                 Pasadena, Texas 77505

    Seabrook                                     2929 Nasa Road One
                                                 Seabrook, Texas 77589

    Baytown - Decker Office                      1900 Decker Drive
                                                 Baytown, Texas 77520

    Baytown - Garth Office                       6810 Garth Road
                                                 Baytown, Texas 77521

    Mont Belvieu                                 11522 Eagle Drive
                                                 Mont Belvieu, Texas 77580

    Liberty                                      2329 North Main
                                                 Liberty, Texas 77535

    Cleveland                                    1408 East Houston
                                                 Cleveland, Texas 77327

    Southeast LPO - Clear Lake/NASA (1)(2)       2525 Bay Area Blvd., Suite 160
                                                 Houston, Texas 77058

    West LPO - Houston (1)(3)                    10375 Richmond, Suite 950
                                                 Houston, Texas 77042

    Northwest LPO - Houston(1)(4)                9835 North Villa Drive
                                                 Houston, Texas 77064
------------------------------------------------------------------------------
(1) Indicates loan production office
(2) This facility is leased month to month at an annual cost of $5,100.
(3) This facility is leased month to month as an annual cost of $6,000.
(4) This facility is provided without charge by the officer of this LPO.

        In February of 1998, the Company consolidated the Mt. Belvieu grocery store office into the full service banking facility located across the street in Mt. Belvieu.

ITEM 3 - LEGAL PROCEEDINGS

        Neither the Company nor the Bank are a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In September 1997, the Company filed a registration statement ("Registration Statement") with the Securities and Exchange Commission ("SEC") pursuant to which 690,000 shares of the Company's common stock ("Common Stock") were sold to the public. Prior to this offering, the Company's Common Stock was privately held and not listed on any public exchange or actively traded. The Common Stock began trading on November 12, 1997 and is listed on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "BAYB". The Company had a total of 2,049,103 shares outstanding at December 31, 1997. As of March 24, 1998, there were 390 shareholders of record of Common Stock. The number of beneficial shareholders is unknown to the Company at this time.

        Prior to trading on the NASDAQ NMS, there was no established trading market for the Common Stock, however, since the Common Stock began trading on the NASDAQ NMS, the high and low Common Stock prices by quarter were as follows:

1997                                              High    Low
----                                             ------- -------

Fourth Quarter (since November 12, 1997)         $19.75  $16.00


        Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since December of 1992 and currently pays quarterly dividends aggregating $0.24 per share per annum, there is no assurance that the Company will continue to pay dividends in the future.

        For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Prior to declaring a dividend, a national bank must transfer to surplus 10% of its net profits earned since its last dividend unless its surplus equals or exceeds stated capital. As of December 31, 1997, the Bank's surplus exceeded its stated capital. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus its retained profits plus its retained profits for the preceding two years, less any required transfers to capital surplus.

        In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors.

        The cash dividends paid per share by quarter were as follows:

                                                   1997       1996
                                                 ---------- ----------

Fourth Quarter                                        0.06       0.06
Third Quarter                                         0.06       0.06
Second Quarter                                        0.06       0.06
First Quarter                                         0.06       0.06

DESCRIPTION OF CAPITAL STOCK

        The authorized capital stock of the Company Consists of (i) 10,000,000 shares of Preferred Stock, $1.00 per share value, issuable in series, none of which are issued and outstanding and (ii) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 2,091,029 shares were issued and 2,049,103 shares were outstanding as of December 31, 1997. The terms of any new series of preferred stock may be fixed by the Board of Directors of the Company within certain limits set by the Company's Articles of Incorporation. As of December 31, 1997, an additional 34,200 shares of Common Stock were issuable upon exercise of the Company's outstanding employee and director incentive stock options, and 66,630 shares of Common Stock were issuable under the Phantom Plan.

        The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, copies of which have been filed as exhibits to this Annual Report on Form 10-KSB.

        The holders of the Common Stock are entitled to one vote for each share of Common Stock owned. Except as expressly provided by law and except for any voting rights which may be conferred by the Board of Directors on any shares of Preferred Stock issued, all voting power is in the Common Stock. Holders of Common Stock may not cumulate their votes for the election of directors. Holders of Common Stock do not have preemptive rights to acquire any additional, unissued or treasury shares of the Company, or securities of the Company convertible into or carrying a right to subscribe for or acquire shares of the Company.

        Holders of Common Stock will be entitled to receive dividends out of funds legally available therefor, if and when properly declared by the Board of Directors. However, the Board of Directors may not declare or pay cash dividends on Common Stock, and no Common Stock my be purchased by the Company, unless full dividends on outstanding Preferred Stock are paid for the current dividend period, and with respect to any outstanding cumulative Preferred Stock, all past dividend periods.

        On the liquidation of the Company, the holders of Common Stock are entitled to share pro rata in any distribution of the assets of the Company, after the holders of shares of Preferred Stock have received the liquidation preference of their shares plus any cumulated but unpaid dividends (whether or not earned or declared), if any, and after all other indebtedness of the Company has been retired.

RECENT SALES OF UNREGISTERED SECURITIES

        On January 3,1997, the Company sold 6,000 shares of Common Stock to an executive officer of the Bank pursuant to the Company's Phantom Stock Plan the ("Phantom Plan").

        On January 30, 1997, the Company sold 750 shares of Common Stock to seven members of the advisory board of the Pasadena branch at a price of $7.05 per share.

        On March 31, 1997, the Company sold 1,026 shares of Common Stock to Jaw Co. Trustees for the Registrant's 401K Plan at a price of $7.05 per share.

        On June 30, 1997, the Company sold 1,117 shares of Common Stock to Jaw Co. Trustees for the Registrant's 401K Plan at a price of $7.05 per share.

        On September 30, 1997, the Company sold 1,250 shares of Common Stock to Jaw Co. Trustees for the Company's 401K Plan at a price of $7.05 per share.

        On December 29, 1997, the Company sold 200 shares of Common Stock to an officer of the Bank at a price of $7.05 per share pursuant to the officer's exercise of options granted under the Company's Amended and Restated 1997 Stock Option Plan.

        Except for the shares issued pursuant to the Phantom Plan for which no consideration was received, the consideration for each sale was cash. Each sale was made pursuant to the registration exemption provided by Section 3(a)(11) of the Securities Act of 1933.

USE OF PROCEEDS

        The effective date of the Registration Statement for which use of proceeds information is being disclosed herein was November 5, 1997 and the SEC file number assigned to the Registration Statement was 33-36185.

        The Offering to which the Registration Statement related commenced on October 28,1997 and has been terminated following the sale of all securities registered. The underwriter for the Offering was Hoefer & Arnett Incorporated. The class of securities registered by the Registration Statement was the Company's Common Stock, par value $1.00 per share.

        The number of shares of Common Stock registered and sold was 690,000 and the aggregate offering price of such shares was $11.0 million. In connection with the Offering, the Company incurred expenses of $610,000 for underwriters' discounts, and other expenses of $600,000, resulting in total expenses of $1.2 million. No Offering expenses were paid to an affiliate of the Company.

        The net proceeds of the Offering to the Company were $9.8 million, of which the Company used $5.5 million to fund the acquisition of Texas Bank, which was effective November 12, 1997, $3.0 million to fund a portion of the purchase price for the acquisitions of TNB and First Bank, which were effective November 21, 1997 and $1.3 million for general working capital.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERIEW

        The Company engaged in several transactions in 1995, 1996 and 1997 which had a significant impact on the Company's performance for each of those years. In January 1995 the Company opened its first LPO. In January 1996, the Company sold land adjacent to the Spencer Office recognizing a gain on the sale of $68,000. During the first half of 1996, the Company opened two additional LPOs in Houston and received designation as a Preferred SBA Lender. Also during the first half of 1996, the Company initiated an accounts receivable factoring program for small to medium size businesses called Cash Flow Manager, which by year end 1997 had outstanding balances in excess of $1.2 million. In August 1996, the Company completed the Cleveland Acquisition. In 1996, the Company paid a one-time FDIC assessment of $287,000 with respect to the Company's deposits insured by the Savings Association Insurance Fund ("SAIF") of the FDIC which were acquired from failed savings and loan associations in June and September 1991. In the fourth quarter of 1997, the Company initiated a Mortgage Lending Division. In November of 1997, the Company successfully completed the Offering of 690,000 shares of Common Stock and the Acquisitions of Texas Bank, Texas National Bank of Baytown and First Bank of Deer Park. In December of 1997, the Company sold previously acquired property recognizing a gain of $84,000.

        Net earnings available to stockholders were $1.8 million, $1.4 million and $1.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, and earnings per share (diluted) were $1.16, $0.97 and $0.84 for these same periods. Earnings growth from 1996 to 1997 resulted from internal loan growth, a gain on sale of property previously owned by the Company, a higher net interest margin, gains on the sale of SBA loans generated by the LPOs and the increased volume generated by the fourth quarter Acquisitions. Earnings growth from 1995 to 1996 resulted principally from strong internal loan growth of the Pasadena banking office, a higher net interest margin, gains on the sale of SBA loans generated by the LPOs, the gain on the sale of the Spencer Office land and income generated through the Cash Flow Manager program. The Company posted returns on average assets of 0.91%, 0.79% and 0.75% and returns on average common equity of 12.39%, 11.29% and 10.70% for the years ended 1997, 1996 and 1995, respectively.

        Total assets at December 31, 1997, 1996 and 1995 were $276.3 million, $189.0 million and $167.1 million, respectively. Total deposits at December 31, 1997, 1996 and 1995 were $249.0 million, $173.3 million and $153.3 million, respectively. In 1997, the Company increased its asset and deposit bases primarily through internal growth and the fourth quarter Acquisitions. The Company retained the majority of the deposits acquired in 1996 in the Cleveland Acquisition and continues to reprice maturing deposits into a lower price structure. Additionally, the Pasadena banking office has developed a strong core retail deposit and lending base. The result was an improved net interest margin and increased deposit levels from 1996 to 1997. Loans, net of allowance for loan losses, were $153.8 million at December 31, 1997, an increase of $35.3 million or 29.80% from $118.5 million at the end of 1996. Loans were $105.8 million at the end of 1995. Common stockholders' equity was $24.5 million, $12.9 million and $11.9 million at December 31, 1997,1996 and 1995, respectively.

RESULTS OF OPERATIONS

Net Interest Income

        1997 VERSUS 1996. Net interest income totaled $8.3 million in 1997 compared to $7.2 million in 1996, an increase of $1.1 million or 15.28%. The increase is primarily due to the higher interest income on loans. Interest expense increased by $361,000 but was offset by the increase of $1.4 million in interest income. This resulted in a net interest margins of 4.64% and 4.38% and net interest spreads of 3.84% and 3.64% for 1997 and 1996, respectively.

        The increase in average loans for 1997 was primarily due to internal loan growth and the Acquisitions in the fourth quarter. Average loans increased $8.2 million and with an increase of 26 basis points resulted in an increase in net interest income of $1.1 million. Interest income on loans increased to $10.6 million in 1997 from $9.6 million. The average securities portfolio increased $3.1 million or 7.07% in 1997 from $43.2 million in 1996 as a direct result of the Acquisitions in the fourth quarter.

        1996 VERSUS 1995. Net interest income totaled $7.2 million in 1996 compared to $5.9 million in 1995, an increase of $1.3 million or 22.0%. The increase is mainly the result of higher interest income on loans and the interest income generated on Cash Flow Manager outstanding balances. Interest expense increased $52,000 but was totally offset by the increase of $1.4 million in interest income. This resulted in net interest margins of 4.38% and 3.83% and net interest spreads of 3.64% and 3.07% for 1996 and 1995, respectively.

        The volume increase in interest expense from 1995 to 1996 was offset by decreases in rates as the Company repriced maturing deposits from the Cleveland Acquisition into a lower price structure and successfully priced deposit products to remain competitive but minimize costs. Additionally, noninterest-bearing deposits, as a percent of total deposits, increased from 18.5% of total deposits in 1995 to 19.9% of total deposits in 1996. Interest income on loans increased to $9.6 million in 1996 from $8.5 million in 1995. The increase was driven by growth in the average loan portfolio of $5.7 million or 5.3% and an increase in the yield on average loans to 8.49% in 1996 from 7.93% in 1995 as the Company continued to generate higher yielding SBA, commercial and real estate loans. The average securities portfolio increased 16.7% as a direct result of funds acquired in the Cleveland Acquisition and its yield rose 9 basis points.

        The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are yearly average balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

                                                                                Years Ended December 31,
                                          ----------------------------------------------------------------------------
                                                         1997                             1996                        1995
                                          ----------------------------------- --------------------------- --------------------------
                                           Average     Interest      Average   Average   Interest Average  Average  Interest Average
                                         Outstanding    Earned/       Yield/ Outstanding  Earned/  Yield/ Outstanding Earned/ Yield/
                                           Balance       Paid          Rate    Balance     Paid    Rate    Balance     Paid    Rate
                                          ---------   ---------   ---------    --------  -------   ----   --------   -------   ----
                                                                                   (Dollars in thousands)
Assets
Interest-earning assets:
    Loans ..............................  $ 121,191   $  10,584        8.73%   $113,014    9,594   8.49%  $107,286   $ 8,505   7.93%
    Securities .........................     46,288       2,834        6.12%     43,230    2,612   6.04%    37,028     2,203   5.95%
    Federal funds sold and other temporary
        investments ....................     11,199         669        5.97%      8,661      460   5.31%     8,467       536   6.33%
                                          ---------   ---------   ---------    --------  -------   ----   --------   -------   ----
 Total interest-earning assets .........    178,679      14,087        7.88%   164,905    12,666   7.68%   152,781    11,244   7.36%
                                          ---------   ---------   ---------    --------  -------   ----   --------   -------   ----
    Less allowance for loan losses .....     (1,496)                            (1,330)                     (1,302)

    Total interest-earning assets, net of
        allowance ......................    177,182                            163,575                     151,479
    Nonearning assets ..................     18,137                             13,697                      13,117
                                          ---------                            --------                   --------
        Total assets ...................  $ 195,319                          $ 177,272                    $164,596
                                          =========                            ========                   ========
Liabilities and stockholders' equity
Interest-bearing liabilities:
    Interest-bearing demand deposits        $20,247        $238        1.18%    $17,232     $206   1.20%   $15,374      $232   1.50%
    Public fund deposits                      5,358         106        1.98%      5,696      104   1.83%     9,105       332   3.65%
    Savings and money market accounts        42,776       1,450        3.39%     42,289    1,388   3.28%    33,636     1,167   3.47%
    Certificates of deposit                  74,929       3,989        5.32%     68,588    3,698   5.39%    66,933     3,630   5.42%
    Federal funds purchased,FHLB line of
      credit and other borrowings               334          21        6.29%        889       47   5.29%       541        30   5.55%
                                          ---------   ---------   ---------    --------  -------   ----   --------   -------   ----
      Total interest-bearing liabilities    143,644       5,804        4.04%    134,694    5,443   4.04%   125,589     5,391   4.29%
                                          ---------   ---------   ---------    --------  -------   ----   --------   -------   ----
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits      34,325                              28,717                     25,965
    Other liabilities                         2,870                               1,445                      1,688
        Total liabilities                   180,839                             164,856                    153,242
                                          ---------                            --------                   --------
Stockholders' equity                         14,480                              12,416                     11,354
                                          ---------                            --------                   --------
        Total liabilities and stockholders'
            equity                         $195,319                            $177,272                   $164,596
                                          =========                            ========                   ========
    Net interest income                                 $8,283                            $7,223                      $5,853
                                                      ========                          ========                    ========
    Net interest spread                                               3.84%                        3.64%                       3.07%
                                                                  ========                      =======                     =======
    Net interest margin                                               4.64%                        4.38%                       3.83%
                                                                  ========                      =======                     =======

        The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.

                                                                                    Years Ended December 31,
                                                                   -------------------------        -------------------------
                                                                         1997 vs. 1996                   1996 vs. 1995
                                                                   -------------------------        -------------------------
                                                                           Increase                         Increase
                                                                          (Decrease)                       (Decrease)
                                                                            Due to                           Due to
                                                                       ----------------                -----------------
                                                                        Volume     Rate       Total     Volume     Rate       Total
                                                                       -------  -------    --------    -------- --------    -------
                                                                                              (Dollars in thousands)
Interest-earnings assets:

     Loans .......................................................    $   694     $ 296     $   990     $ 463     $ 626     $ 1,089
     Securities ..................................................        185        37         222       369        40         409
     Fed funds sold and other temporary investments ..............        135        74         209        12       (88)        (76)
                                                                      -------     -----     -------     -----     -----     -------
        Total increase (decrease) in interest income .............      1,014       407       1,421       844       578       1,422
Interest-bearings liabilities:
     Interest-bearing demand deposits ............................         36        (2)         34       (36)     (218)       (254)
     Savings and money market accounts ...........................         16        46          62       300       (79)        221
     Certificates of deposits ....................................        342       (51)        291        90       (22)         68
     Other borrowings ............................................        (29)        3         (26)       20        (3)         17
                                                                      -------     -----     -------     -----     -----     -------
        Total increase (decrease)in interest expense .............        365        (4)        361       374      (322)         52
                                                                      -------     -----     -------     -----     -----     -------
     Increase (decrease) in net interest income ..................    $   649     $ 411     $ 1,060     $ 470     $ 900     $ 1,370
                                                                      =======     =====     =======     =====     =====     =======

Provision for Loan Losses

        The 1997 provision for loan losses decreased to $456,000 from $510,000 in 1996, a decrease of $54,000 or 10.59%. The provision for the year 1996 increased by $360,000 or 240% from $150,000 in 1995.

Noninterest Income

        Noninterest income for the year ended December 31, 1997 was $2.7 million, up from $2.3 million in 1996, and $2.1 million in 1995. The year ended December 31, 1996 included a gain of $68,000 on the sale of land adjacent to the Spencer Office. The year ended December 31, 1997 included a gain of $84,000 on the sale of land previously owned by the Company. Excluding these gains, noninterest income was $292,000 greater in 1997 than in 1996 and $184,000 greater in 1996 than in 1995. The Company consistently performs in the top 25th percentile of its national peer group in the generation of noninterest income. The following table presents for the periods indicated the major categories of noninterest income:

                                                  Years Ended December 31,
                                              ---------------------------------
                                                1997       1996        1995
                                              ---------- ----------  ----------
                                                   (Dollars in thousands)

Service charges on deposit accounts              $1,617     $1,379      $1,375
Gain on sale of SBA loans                           241        263         162
ATM fee income                                      204        201         142
Alternative investments                             216        135          97
Land sale gain                                       84         68           -
Other noninterest income                            293        301         319
                                              ---------- ----------  ----------
     Total noninterest income                    $2,655     $2,347      $2,095
                                              ========== ==========  ==========

        After excluding the gain from the sale of land previously owned by the Company in 1997 and the gain from the sale of land adjacent to the Spencer Office in 1996, as of December 31, 1997, noninterest income increased $292,000 primarily as a result from an increase in service charges on deposits accounts due to the Acquisitions and an increase in the sale of alternative investments. After excluding the gain from the sale of land adjacent to the Spencer Office in 1996, noninterest income from 1995 to 1996 increased $184,000 primarily as a result of increased gains on the sale of SBA Loans, increased revenue generated through the ATMs and the increased emphasis on fee based services, such as the sale of alternative investments.

Noninterest Expense

        For the years ended 1997, 1996 and 1995, noninterest expenses totaled $7.8 million, $7.1 million and $6.0 million, respectively. The increase in 1997 reflects increases in staffing and operational expenses, expanded operation of the branch network, the integration of new technology, the fourth quarter Acquisitions and the Company's commitment to developing its sales and service culture. The increase in 1996 was due to the one time $287,000 FDIC assessment on SAIF deposits, increased operational and staffing expenses, expanded operation of the branch network, the Cleveland Acquisition and expenses related to the Company's commitment to developing its sales and service culture. The following table presents for the periods indicated the major categories of noninterest expense:

                                                  Years Ended December 31,
                                              ---------------------------------
                                                1997       1996        1995
                                              ---------- ----------  ----------
Employee compensation and benefits               $3,958     $3,377      $2,823
Non-staff expense:
     Net bank premises expense                      562        526         471
     Equipment rentals, depreciation and
       maintenance                                  667        605         557
     Data processing                                154        181         150
     Professional fees                              316        280         250
     Special FDIC assessment                          -        287           -
     Regulatory assessments/FDIC insurance          103        148         329
     Ad valorem and franchise taxes                 187        192         180
     Other                                        1,871      1,471       1,264
                                              ---------- ----------  ----------
        Total non-staff expenses                  3,860      3,690       3,201
                                              ---------- ----------  ----------
        Total noninterest expense                $7,818     $7,067      $6,024
                                              ========== ==========  ==========

        Employee compensation and benefit expense for the year ended December 31, 1997 was $4.0 million, an increase of $700,000 or 20.7% from 3.3 million for 1996. Employee compensation and benefit expense for the year ended December 31, 1996 was $3.4 million, an increase of $600,000 or 21.4% from $2.8 million for 1995. The increase in 1997 is due to the full operation of the Cleveland Office, staff acquired in the fourth quarter Acquisitions and additional staff hired. The increase in 1996 was primarily due to staff acquired in the Cleveland Acquisition in the third quarter of 1996, the full operation of three LPOs and additional operational and lending staff hired. Additionally, the Company makes a compensation expense entry to provide for stock issued under the Company's Executive Phantom Stock Plan. These amounts were $94,000, $144,000 and $96,000 in 1997,1996 and 1995, respectively. The number of full-time employees for 1997, 1996, and 1995 were 149, 101 and 95, respectively.

        Non-staff expenses were $3.9 million in 1997, an increase of $200,000 from $3.7 in 1996. The increase is primarily due to an increase in equipment rentals, depreciation and maintenance, net bank premises expense and professional fees. Equipment rentals, depreciation and maintenance and net bank premises expenses increased due the increase in facilities resulting from the full operation of the Cleveland Office and integration of the new facilities from the fourth quarter of 1997 Acquisitions. Professional fees primarily increased due to legal fees as the Company continues to grow and aggressively pursue collection activities. Regulatory assessments/FDIC insurance decreased due to the effect of lower FDIC premiums through the Bank's classification as a well capitalized institution.

Income Taxes

        Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. The income tax component of the Texas franchise tax was zero in 1997, 1996 and 1995. Income tax expense was $870,000 in 1997, $591,000 in 1996 and $559,000 in
1995. The effective tax rates in 1997, 1996 and 1995, respectively, were 32.66%, 29.65% and 31.51%. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes. The difference in the statutory rate is primarily due to tax exempt interest, utilization of tax credits and loss carryforwards, and alternative minimum tax.

Impact of Inflation

        The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.

FINANCIAL CONDITION

Loan Portfolio

        Total gross loans increased by $35.9 million or 29.94% to $155.8 million at December 31, 1997, from $119.9 million at December 31, 1996 due primarily Acquisitions in the fourth quarter of 1997 and internal loan growth. During 1996, total loans increased by $14.1 million or 13.3% to $119.9 million from $105.8 million at December 31, 1995 due primarily to growth in the indirect loan portfolio and direct loan growth from the Pasadena Office and the Main Office in La Porte.

        At December 31, 1997, total loans represented 62.53% of deposits and 56.38% of total assets. Total loans as a percentage of deposits were 69.2% at December 31, 1996, compared to 69.00% at December 31, 1995.

        The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

                                                                                     December 31,
                                                ------------------------------------------------------------------------------------
                                                        1997             1996           1995              1994            1993
                                                ---------------- ---------------- ---------------  ---------------- ----------------
                                                  Amount Percent   Amount Percent  Amount Percent   Amount  Percent  Amount  Percent
                                                 ------- -------  ------- ------- ------- -------  -------  ------- -------  -------
                                                                                (Dollars in thousands)
Commercial and industrial ....................  $ 24,176  15.52%  $17,407  14.52%  $11,378  10.76%  $10,477   9.81%  $ 8,498   8.95%
Real estate:
     Construction and land
     development .............................     4,941   3.17%    3,306   2.76%    3,390   3.20%    2,114   1.98%    1,116   1.18%
1-4 family residential .......................     7,513   4.82%    3,115   2.60%    2,879   2.72%    2,470   2.31%    3,500   3.68%
Multi-family residential .....................     1,270   0.82%      625   0.52%       62   0.06%      933   0.87%      188   0.20%
Non-farm/non residential .....................    31,594  20.28%   11,834   9.87%   11,388  10.76%    8,513   7.97%    7,498   7.90%
Consumer:

     Indirect ................................    71,333  45.80%   74,657  62.28%   69,087  65.30%   75,069  70.27%   71,084  74.89%
     Direct ..................................    14,938   9.59%    8,936   7.45%    7,612   7.20%    7,254   6.79%    3,035   3.20%
                                                --------  -----   -------  -----   -------  -----   -------  -----   -------  -----
Total loans ..................................  $155,765 100.00% $119,880 100.00% $105,796 100.00% $106,830 100.00% $94,919  100.00%
                                                ========  =====   =======  =====   =======  =====   =======  =====   =======  =====

        The contractual maturity ranges of the commercial and industrial and real estate loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1997 are summarized in the following table:

                                                 December 31, 1997
                                    --------------------------------------------
                                    One Year     After One
                                      Five        Through  After Five
                                     or Less      Years      Years       Total
                                    ----------  ---------- ----------  ---------
                                               (Dollars in thousands)

Commercial and industrial              $9,492     $12,741     $1,943     $24,176
Real estate                             7,443      20,457     17,418      45,318
                                    ----------  ---------- ----------  ---------
     Total                            $16,935     $33,198    $19,361     $69,494
                                    ==========  ========== ==========  =========
Loans with a predetermined
interest rate                          $5,620     $12,219     $6,337     $24,176
Loans with a floating interest rate    11,315      20,979     13,024      45,318
                                    ----------  ---------- ----------  ---------
     Total                            $16,935     $33,198    $19,361     $69,494
                                    ==========  ========== ==========  =========

        The lending focus of the Company is on small and medium-sized business loans on a direct and SBA supported basis and on consumer direct and indirect loans. The Company initiated an indirect auto paper lending program in 1988. Marketing is directed to new car dealers with a niche in class "A" credit quality loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short to medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

        Although its legal lending limit is substantially higher, the Company generally has not made loans larger than $1.2 million. Loans up to $300,000 are evaluated and acted upon by an Officers' Loan Committee, which meets twice per week. Loans above that amount must be approved by the Directors' Loan Committee, which meets bi-weekly.

        Generally, the Company's commercial loans are underwritten in the Company's market area on the basis of the borrower's ability to service such debt from identified cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and obtains a personal guaranty of the business principals. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

        In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of real property which generally consists of real estate on which structures have already been completed or will be completed and occupied by the borrower. The Company offers a variety of mortgage loan products which generally are amortized over five to 20 years.

        Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance, hazard insurance and flood insurance when applicable, in the amount of the loan. The Company generally retains and services all of the originated mortgages. Customers requiring fixed rate full term loans are accommodated via an automated interactive application process direct from the Bank's premises to the acquiring mortgage company. As a result, the Company is able to meet all of the mortgage needs of its present and potential customer base.

        The Company's commercial mortgage loans are secured by first liens on real estate, typically have both fixed and variable interest rates and amortize over a 10 to 20 year period with balloon payments due at the end of three to five years. As a Preferred SBA lender, the Company also issues full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

        The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. In keeping with the community-oriented nature of its customer base, the Company provides construction and permanent financing for churches located within its market area.

        The Company is an active SBA lender having achieved the "Preferred Lender" status, the highest status awarded to a lender by the SBA. The Company uses a system of satellite LPOs staffed by SBA loan specialists and located in the Houston market. The LPO lenders generate the potential customer prospects and produce the SBA loan package using packaging software loaded on note book computers. Following loan committee approval, the LPO lender passes the customers to closing and servicing specialists located in the main banking office.

        The Company provides a factoring product known as "Cash Flow Manager" to address the working capital needs of businesses which do not meet the loan guidelines of the Company for commercial lines of credit but are deemed creditworthy.

        Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

        Approximately 82.69% of the Company's consumer loan portfolio as of December 31, 1997, was comprised of "indirect loans" (representing 45.8 % of the Company's total loan portfolio). These are installment loans, with typical maturities of three to five years, which are originated by automobile dealers for the purpose of financing consumer automobile purchases and sold by automobile dealers to commercial banks and other sources of financing.

        The indirect lending program at the Company has successfully been in place since 1988. The program, which forms the majority of outstanding loan balances at the Company, provides for a predictable source of cash flow, liquidity, and revenue stream which has been beneficial to the Company since its inception.

        The Company's indirect loan programs are administered by an experienced staff specially trained in evaluating and servicing this particular type of loan. The Company uses three loan buyers with indirect loan experience ranging from nine to 26 years. Mr. Wright, the Chief Executive Officer of the Company, has managed an indirect product line in banks for over 30 years and holds substantial expertise in the area, having lectured on indirect lending at the American Bankers Association National Consumer Lending Schools. More recently the Company's indirect lending staff was requested by the OCC to conduct a seminar for its Houston area examiners on the "how to and risks of" indirect lending.

        The Company competes for indirect loans with a number of other financial and non-financial institutions, including the captive financial services subsidiaries of automobile manufacturers, on the basis of interest rate and quality of service. The Company purchases primarily "A"-rated credit quality loans from new car dealers. To obtain dealer response in this area the Company must timely provide superior service while purchasing contracts on a consistent basis. Additionally, the market requires that the Company price products below the buy rates of the captive finance companies. However, because the niche is quality driven, the performance of the portfolio warrants more aggressive pricing.

        The Company generally receives credit applications on a daily basis from one or more of the 20 automobile dealerships from which it actively purchases indirect auto loans. Upon receipt of a credit application, the Company undertakes a credit analysis of the prospective purchaser, ordering credit reports on the borrower which are analyzed by one of the officers specializing in buying indirect loans. In making credit decisions, such officers evaluate, among other things, the general credit quality of the applicant, the proposed income to debt ratio, and residential and employment stability.

        The collection of overdue indirect loans is administered by a staff specially trained for such purpose. Holders of loans that are 10 days past due generally receive written notice of such delinquency. When any loan becomes 15 days past due, the collectors establish telephone contact with the borrower and obtain payment promises. If the loan remains past due for 30 days, the Company generally sends a demand letter requiring payment within 10 days before asserting its legal rights. The Company's collection staff makes all reasonable efforts to work out credit problems before the accounts are turned over to independent repossession agents. Repossessed automobiles are sold as soon as possible through a number of means in order to minimize any potential losses.

        In addition to the underwriting of the individual loan contracts, the Company requires the automobile dealerships to provide annual financial information to the Company for financial analysis and review. The Company believes that it represents a higher risk to do business with dealerships which have demonstrated financial weakness and which would possibly be unable to facilitate the return of any rebates due to the Company on payoffs and repossessions.

        A loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

Nonperforming Assets

               The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. Nonperforming assets at December 31, 1997 were $777,000, compared to $567,000 at December 31, 1996 and $598,000 at December 31, 1995. This resulted in a ratio of nonperforming assets to total loans plus other real estate of 0.49%, 0.47% and 0.56% for the years ended 1997, 1996 and 1995, respectively.

               The following table presents information regarding nonperforming assets at the dates indicated:

                                                     December 31,
                                         -------------------------------------
                                         1997    1996   1995    1994    1993
                                         ------ ------- ------  ------  ------
                                                (Dollars in thousands)
Repossessions                             $136    $143   $136     $66     $49
Nonaccrual loans                             -       -      -       -    121
Restructured loans                         203     216    228     241     251
Other real estate                          438     208    234     413     427
                                         ------ ------- ------  ------  ------
     Total nonperforming assets           $777    $567   $598    $720    $848
                                         ====== ======= ======  ======  ======

Nonperforming assets to total loans and
other real estate                         0.49%   0.47%  0.56%   0.67%   0.90%

Allowance for Loan Losses

        For the year ended 1997, net charge-offs totaled $449,000 or 0.37% of average loans outstanding or the period, compared to $265,000 or 0.23% in net charge-offs during 1996. During 1997, the Company recorded a provision for loan losses of $456,000 compared to $510,000 for 1996. At December 31, 1997, the allowance totaled $2.0 million or 1.28% of total loans. The Company made a provision for loan losses of $510,000 during 1996 compared to a provision of $150,000 for 1995. At December 31, 1996 the allowance aggregated $1.4 million or 1.19% of total loans.

        The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other data:

                                                    Years Ended December 31,
                                       ----------------------------------------------------
                                         1997       1996      1995       1994      1993
                                       ---------  --------- ---------  --------- ----------
                                                     (Dollars in thousands)
Average loans outstanding              $121,191   $113,014  $107,286   $101,975    $94,138
                                       ---------  --------- ---------  --------- ----------
Gross loans outstanding at end of
period                                 $155,765   $119,880  $105,796   $106,830    $94,919
                                       ---------  --------- ---------  --------- ----------

Allowance for loan losses at
beginning of period                      $1,430     $1,185    $1,230     $1,344     $1,280
Increase resulting from acquisitions        562          -         -          -          -
Provision for loan losses                   456        510       150         75        400
Charge-offs:
     Commercial and industrial             (104)         -       (2)        (50)       (75)
     Real estate                              -          -       (29)         -       (172)
     Consumer                              (448)      (483)     (349)      (328)      (466)
Recoveries:
     Commercial and industrial               28         29        14         19         36
     Real estate                              3        103        82         93        228
     Consumer                                72         86        89         77        113
                                       ---------  --------- ---------  --------- ----------
Net (charge-offs) recoveries               (449)      (265)     (195)      (189)      (336)
                                       ---------  --------- ---------  --------- ----------
Allowance for loan losses at end of
period                                   $1,999     $1,430    $1,185     $1,230     $1,344
                                       =========  ========= =========  ========= ==========

Ratio of allowance to end of period
loans                                     1.28%      1.19%     1.12%      1.15%      1.42%
Ratio of net charge-offs to average
loans                                     0.37%      0.23%     0.18%      0.19%      0.36%
Ratio of allowance to end of period
non performing loans                    984.72     662.04    519.74     510.37     361.29

        The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                    December 31,
                                                       ---------------------------------------
                                                              1997                1996
                                                       ------------------- -------------------
                                                                 Percent             Percent
                                                                    of                  of
                                                                 Loans to            Loans to
                                                                 Total               Total
                                                        Amount     Loans    Amount    Loans
                                                       --------- ------------------- ---------
                                                               (Dollars in thousands)
Balance of allowance for loan losses applicable to:
     Commercial and industrial                              $26    15.52%      $105    14.52%

Real estate:
     Construction and land development                        -     3.17%         7     2.76%
     1-4 family residential                                  16     4.82%        19     2.60%
     Commercial mortgage                                     51     0.82%        11     9.87%
     Multi-family                                             -    20.28%         -     0.52%
Consumer                                                     95    55.39%        89    69.73%
Unallocated                                               1,811               1,199
                                                       --------- --------- --------- ---------
Total allowance for loan losses                          $1,999   100.00%    $1,430   100.00%
                                                       ========= ========= ========= =========


                                                          December 31,
                                   -----------------------------------------------------------
                                          1995                1994                1993
                                   ------------------- ------------------- -------------------
                                              Percent             Percent             Percent
                                                of                  of                  of
                                              Loans to            Loans to            Loans to
                                               Total               Total               Total
                                    Amount     Loans    Amount     Loans    Amount    Loans
                                   --------- ------------------- ------------------- ---------
                                                     (Dollars in thousands)
Balance of allowance for loan losses applicable to:

     Commercial and industrial           $8    10.76%       $11     9.81%       $16     8.95%
Real estate:
     Construction and land development    -     3.20%         -     1.98%         -     1.18%
     1-4 family residential               1     2.72%         -     2.31%         3     3.68%
     Commercial mortgage                 61    10.76%        47     7.97%        67     7.90%
     Multi-family                         -     0.06%         -     0.87%         -     0.20%
Consumer                                 53    72.50%        57    77.06%        83    78.09%
Unallocated                           1,062               1,115               1,175
                                   --------- --------- --------- --------- --------- ---------
Total allowance for loan losses      $1,185   100.00%    $1,230   100.00%    $1,344   100.00%
                                   ========= ========= ========= ========= ========= =========

Securities Portfolio

        The following table presents the amount of securities classified as available-for-sale, and their approximate values at December 31, 1997, December 31, 1996 and December 31, 1995:

                                                  December 31, 1997                       December 31, 1996
                                       ------------------------------------ -------------------------------------------
                                                    Gross     Gross                        Gross      Gross
                                       Amortized Unrealized Unrealized  Fair   Amortized Unrealized Unrealized   Fair
                                          Cost      Gain      Loss      Value     Cost     Gain       Loss      Value
                                       --------- ---------- ---------- ------- --------- --------   --------  --------
                                                                     (Dollars in thousands)
U.S. Treasury securities ............... $14,249   $   60     ($21)    $14,288   $ 6,024      --     ($  47)  $  5,977
U.S. Government agency securities ......  20,589       31       --      20,620     9,557       30        (62)    9,525
Mortgage-backed securities .............  22,260       85      (92)     22,253    25,844       61       (321)   25,584
Other securities .......................   5,707       95       --       5,802     2,606       56         (3)    2,659
                                         -------   ------    ------   --------   -------   -------   ------   --------
     Total ............................. $62,805   $  271    ($113)    $62,963   $44,031   $   147   ($ 433)  $ 43,745
                                         =======   ======    ======   ========   =======   =======   ======   ========

                                                       December 31, 1995
                                             -----------------------------------
                                                       Gross     Gross
                                          Amortized Unrealized Unrealized Fair
                                              Cost     Gain      Loss     Value
                                             -------- --------  -------- -------
                                                    (Dollars in thousands

U.S. Treasury securities ...............    $ 6,974    $ 15    ($ 83)    $ 6,906
U.S. Government agency securities ......      7,751      64      (23)      7,792
Mortgage-backed securities .............     22,835      42     (260)     22,617
Other securities .......................      1,266       8     --         1,274
                                            -------    ----    -----     -------
     Total .............................    $38,826    $129    ($366)    $38,589
                                            =======    ====    =====     =======

      The following table summarizes the contractual maturity of investment securities and their weighted average yields:

                                                                                 December 31, 1997
                                                   -----------------------------------------------------------------------------
                                                                     After One      After Five
                                                                      Year but       Years but
                                                       Within          Within         Within        After Ten
                                                      One Year       Five Years      Ten Years       Years
                                                   -------------- --------------- -------------- --------------
                                                   Amount  Yield   Amount  Yield  Amount  Yield  Amount Yield    Total   Yield
                                                   ------- ------ ------- ------- ------- ------ ------ ------- ------- --------
                                                                                   (Dollars in thousands)
U.S. Treasury securities .......................  $ 7,494  5.33%  $ 6,756  6.03%    --    --       --    --     $14,250     5.66%
U.S. Government agency securities ..............    4,251  5.81%   16,158  6.31%     179  7.87%    --    --      20,588     6.22%
Mortgage-backed securities .....................     --    --       3,118  6.49%   1,999  6.94%    --    --       5,117     6.67%
Other securities ...............................    4,143  4.66%   12,509  5.58%   3,427  6.45%   2,771  6.19%   22,850     5.62%
                                                  -------  ----   -------  ----   ------  ----   ------  ----   -------  -------
     Total .....................................  $15,888  5.28%  $38,541  6.04%  $5,605  6.67%  $2,771  6.19%  $62,806     5.91%
                                                  =======  ====   =======  ====   ======  ====   ======  ====   =======  =======


        At December 31, 1997, securities totaled $63.0 million, an increase of $19.0 million from $44.0 million at December 31, 1996. The increase was primarily due to the fourth quarter Acquisitions. During 1996, securities increased $5.4 million from $38.6 million at December 31, 1995. The funds invested in 1996 were a direct result of excess funds received following the Cleveland Acquisition.

Deposits

        The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies, customer service, and employee goals and referrals to attract and retain these deposits. The Company does not have any brokered deposits.

        Total deposits at December 31, 1997 increased to $249.1 million from $173.3 million at December 31, 1996, an increase of $75.8 million or 43.74%. The increase resulted primarily from the Acquisitions in the fourth quarter of 1997. The bulk of this growth was in Demand Deposits, NOW accounts, Regular Savings and Certificates of Deposit. Deposits in 1996 rose to $173.3 million from $153.3 million in 1995, an increase of $20.0 million or 13.1%. The Company's ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1997, 1996 and 1995 were 19.32%, 17.67% and 17.19%, respectively.

        The daily average balances and weighted average rates paid on interest bearing deposits for each of the years ended December 31, 1997, 1996 and 1995 are presented below:

                                                  Years Ended December 31,
                              -----------------------------------------------------------------
                                      1997                  1996                  1995
                              --------------------- ---------------------  --------------------
                               Amount      Rate      Amount      Rate       Amount      Rate
                              ---------- ---------- ---------- ----------  ---------  ---------
                                                   (Dollars in thousands)
NOW                             $20,186      1.20%    $17,232      1.20%    $15,374      1.51%
Public Funds                      5,358      1.98%      5,696      1.83%      9,105      3.65%
Regular savings                   9,597      2.30%      8,414      2.17%      8,867      2.38%
Money market                     13,279      2.58%     10,735      2.34%     10,058      2.38%
Investor's savings               20,185      4.32%     23,140      4.12%     14,711      4.87%
Time deposits less than
$100,000                         67,248      5.34%     60,897      5.37%     57,574      5.41%
Time deposits $100,000 and
over                              7,457      5.48%      7,691      5.57%      9,359      5.42%
                              ---------- ---------- ---------- ----------  ---------  ---------
  Total interest-bearing
     deposits                   143,310      4.04%    133,805      4.03%    125,048      4.29%
Noninterest-bearing deposits     34,325          -     28,717          -     25,965          -
                              ---------- ---------- ---------- ----------  ---------  ---------
  Total deposits               $177,635      3.26%   $162,522      3.32%   $151,013      3.55%
                              ========== ========== ========== ==========  =========  =========

        The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                           December 31, 1997
                                                    ----------------------------
                                                        (Dollars in thousands)

3 months or less                                                  $6,209
Over 3 months through 12 months                                    5,983
Over 1 year through three years                                    1,840
Over 3 years                                                       1,286
                                                               ----------
     Total                                                       $15,318
                                                               ==========

Interest Rate Sensitivity and Liquidity

        The Company's Asset/Liability Management and Interest Rate Risk Policy, along with the Company's Investment Policy, provides management with the necessary guidelines for effective funds management. The Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

        An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earnings assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is management's intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

        Shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis the Company uses a simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. The Company has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.

        Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

        The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1997:

                                                  Volumes Subject to Repricing Within
                                      ------------------------------------------------------------
                                         0-90       91-180      181-365      After
                                         days        days        days      one year      Total
                                      ----------- -----------  ----------  ----------  -----------
                                                        (Dollars in thousands)

Interest-earning assets:
     Securities                               $0      $5,947     $10,099     $46,917      $62,963
     Loans                                20,961      30,336      28,122      76,346      155,765
     Federal sold and other
        temporary investments             21,900                                           21,900
                                      ----------- -----------  ----------  ----------  -----------
        Total interest-earning assets     42,861      36,283      38,221     123,263      240,628
                                      ----------- -----------  ----------  ----------  -----------

Interest-bearing liabilities:
     Demand, money market and savings
        deposits                          84,325                                           84,325
     Certificates of deposit and other
        time deposits                     23,450      15,403      23,550      35,962       98,365
                                      ----------- -----------  ----------  ----------  -----------
        Total interest-bearing
         liabilities                     107,775      15,403      23,550      35,962      182,690
                                      ----------- -----------  ----------  ----------  -----------
Period GAP                             ($ 64,914)    $20,880     $14,671     $87,301     ($57,938)
Cumulative GAP                         ($ 64,914)   ($44,034)   ($29,363)    $57,938
Period GAP to total assets              (23.49%)       7.56%       5.31%      31.60%
Cumulative GAP to total assets          (23.49%)     (15.94%)    (10.63%)     20.97%


Capital Resources

        Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

        Stockholders' equity increased to $24.6 million at December 31, 1997 from $12.9 million at December 31, 1996, an increase of $11.7 million or 90.7%. This increase was primarily the result of the Offering of 690,000 shares in the fourth quarter of 1997, net income of $1.8 million offset by cash dividends of $367,000 and an unrealized gain on available-for-sale securities, net of tax, of $293,000. During 1996, stockholders' equity increased by $1.0 million or 8.4% from $11.9 million at December 31, 1995. This increase was primarily the result of net income of $1.4 million offset by cash dividends of $324,000, treasury stock purchases totaling $48,000, the issuance of additional stock totaling $30,000 and an increase in the net unrealized loss on available-for-sale securities, net of tax of $34,000.

         The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of December 31, 1997 and the regulatory standards.

                                  Minimum                         Actual Ratio
                                  Required   Well-Capitalized  December 31, 1997
                            --------------- ------------------ -----------------
The Company
     Leverage ratio                3.00%          N/A                6.33%
     Tier 1 risk-based capital     4.00%          N/A                9.48%
     Risk-based capital ratio      8.00%          N/A                10.59%

The Bank
     Leverage ratio                3.00%         5.00%               5.70%
     Tier 1 risk-based capital     4.00%         6.00%               8.54%
     Risk-based capital ratio      8.00%        10.00%               9.66%


ITEM 7 -  FINANCIAL STATEMENTS

        The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants or any matter of accounting principles practices, financial statement disclosure or auditing scope or procedure during the two year period ended December 31, 1997.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 10 - EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation and Other Matters" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Interests of Management and Others in Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K

        Exhibits

        2.1 - Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and Texas Bank and certain shareholders of Texas Bank dated June 24, 1997, together with the exhibits thereto (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on form S-1 (Registration No. 333-36185) the "Registration Statement").

        2.2 - Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and Texas National Bank of Baytown dated August 7, 1997, together with the exhibits thereto (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

        2.3 - Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and First Bank of Deer Park dated August 7, 1997, together with the exhibits thereto (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

        3.1 - Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

        3.2 - Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

        4 - Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

        10.1 - Bay Bancshares, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

        10.2 - Amended and Restated Bay Bancshares, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

        10.3 - Bay Bancshares, Inc. 1993 Phantom Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

        21 - Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Registration Statement).

        23      - Consent of Grant Thornton LLP

        27      - Financial Data Schedule

        Reports on Form 8-K

        On November 25, 1997, the Registrant filed a form 8-K with the Securities and Exchange Commission Form 8-K (Commission File No. 0-23299) reporting the acquisition of Texas Bank.

        On December 5, 1997, the Registrant filed a form 8-K with the Securities and Exchange Commission Form 8-KA (Commission File No. 0-23299) reporting the financial statements and pro forma financial information of Texas Bank.

        On December 5, 1997, the Registrant filed a form 8-K with the Securities and Exchange Commission Form 8-K (Commission File No. 0-23299) reporting the acquisition of Texas National Bank of Baytown and First Bank of Deer Park.

                                   SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bay Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of La Porte and State of Texas on March 30, 1998.

                              BAY BANCSHARES, INC.

                               By: /s/ L.D. WRIGHT
                               ------------------------------
                                  L.D. Wright
                                  Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report of amendment thereto has been signed by the following persons in the indicated capacities on March 30, 1998.

           SIGNATURE                                    POSITION

       /s/ DOUG LATIMER                          Chairman of the Board
--------------------------------
         Doug Latimer

    /s/ LINDSAY R. PFEIFFER                      Vice Chairman of the Board
--------------------------------
      Lindsay R. Pfeiffer

     /s/ ALBERT D. FIELDS                        Treasurer and Director
--------------------------------
       Albert D. Fields

   /s/ ALICE W. WORTHINGTON                      Secretary and Director
--------------------------------
     Alice W. Worthington

        /s/ KIM E. LOVE                          Controller
--------------------------------
          Kim E. Love

      /s/ KNOX W. ASKINS                         Director
--------------------------------
        Knox W. Askins

       /s/ EMERY FARKAS                          Director
--------------------------------
         Emery Farkas

       /s/ EDDIE V. GRAY                         Director
--------------------------------
         Eddie V. Gray

    /s/ W.E. GWALTNEY, JR.                       Director
--------------------------------
      W.E. Gwaltney, Jr.

         /s/ JAY MARKS                           Director
--------------------------------
           Jay Marks

        /s/ L.H. MCKEY                           Director
--------------------------------
          L.H. McKey

         /s/ KEN STRUM                           Director
--------------------------------
           Ken Strum

     /s/ JAMES N. WALLACE                        Director
--------------------------------
       James N. Wallace

 /s/ RUEDE M. WHEELER, D.D.S.                    Director
--------------------------------
   Ruede M. Wheeler, D.D.S.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Bay Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Bay Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/GRANT THORNTON LLP
GRANT THORNTON LLP

Houston, Texas
January 22, 1998

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                  (Dollars in thousands, except share amounts)

                        ASSETS                                1997        1996
                                                            --------   --------
Cash and cash equivalents
   Cash and due from banks .............................    $ 18,165   $  8,094
   Federal funds sold ..................................      21,900     10,378
                                                            --------   --------
         Total cash and cash equivalents ...............      40,065     18,472
Interest-bearing deposits with banks ...................         492        392
Securities available-for-sale ..........................      62,963     43,745
Loans, net of allowance for credit losses of $1,999
  and $1,430............................................     153,766    118,450
Bank premises and equipment, net .......................       7,241      4,883
Other real estate ......................................         438        208
Accrued interest receivable ............................       1,809        974
Other assets ...........................................       9,520      1,887
                                                            --------   --------
                                                            $276,294   $189,011
                                                            ========   ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing ..............................    $ 66,397   $ 34,441
      Interest-bearing deposits ........................     182,690    138,877
                                                            --------   --------
         Total deposits ................................     249,087    173,318
   Accrued interest payable ............................         691        467
   Securities sold under agreements to repurchase ......        --        1,000
   Borrowings ..........................................        --          162
   Other liabilities ...................................       1,967      1,135
                                                            --------   --------
         Total liabilities .............................     251,745    176,082
Commitments and contingencies ..........................        --         --
Stockholders' equity
   Common stock, $1 par value, 5,000,000 shares
      authorized; 2,091,029 and 1,391,441 shares
      issued ...........................................       2,091      1,391
   Additional paid-in capital ..........................      17,541      8,344
   Retained earnings ...................................       5,087      3,660
   Net unrealized gain (loss) on available-for-sale
      securities, net of taxes of $54 and $97 ..........         104       (189)
                                                            --------   --------
                                                              24,823     13,206
   Less 41,926 and 42,445 shares of common stock in
      treasury - at cost ...............................         274        277
                                                            --------   --------
         Total stockholders' equity ....................      24,549     12,929
                                                            --------   --------
                                                            $276,294   $189,011
                                                            ========   ========

        The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended December 31,
                (Dollars in thousands, except per share amounts)

                                                    1997       1996        1995
                                                 --------    --------    -------
Interest income
   Loans, including fees .....................   $ 10,584    $  9,594    $ 8,505
   Securities ................................      2,834       2,612      2,203
   Federal funds sold ........................        669         460        536
                                                 --------    --------    -------
         Total interest income ...............     14,087      12,666     11,244
Interest expense
   Deposits ..................................      5,783       5,396      5,361
   Other .....................................         21          47         30
                                                 --------    --------    -------
         Total interest expense ..............      5,804       5,443      5,391
                                                 --------    --------    -------
         Net interest income .................      8,283       7,223      5,853
Provision for credit losses ..................        456         510        150
                                                 --------    --------    -------
         Net interest income after
            provision for credit losses ......      7,827       6,713      5,703
Noninterest income
   Service charges ...........................      1,617       1,379      1,375
   Other .....................................      1,038         968        720
                                                 --------    --------    -------
         Total noninterest income ............      2,655       2,347      2,095
Noninterest expense
   Salaries and employee benefits ............      3,958       3,377      2,823
   Occupancy expenses, net ...................      1,229       1,131      1,028
   Other operating expenses ..................      2,631       2,559      2,173
                                                 --------    --------    -------
         Total noninterest expenses ..........      7,818       7,067      6,024
                                                 --------    --------    -------
         Earnings before income taxes ........      2,664       1,993      1,774
Provision for income taxes
   Current ...................................        952         766        427
   Deferred ..................................        (82)       (175)       132
                                                 --------    --------    -------
                                                      870         591        559
                                                 --------    --------    -------
         NET EARNINGS ........................   $  1,794    $  1,402    $ 1,215
                                                 ========    ========    =======
Earnings per share (basic) ...................   $   1.22    $   1.04    $   .89
                                                 ========    ========    =======
Earnings per share (diluted) .................   $   1.16    $    .97    $   .84
                                                 ========    ========    =======

        The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                                                                              NET UNREALIZED
                                                                                               GAIN (LOSS)
                                                                                               ON AVAILABLE-   COMMON        TOTAL
                                                                      ADDITIONAL    RETAINED    FOR-SALE    STOCK IN   STOCKHOLDERS'
                                                SHARES      AMOUNT      CAPITAL     EARNINGS   SECURITIES    TREASURY      EQUITY
                                                ------      ------      -------     --------   ----------    --------      ------
Balance at January 1, 1995 ................      1,379      $1,379      $ 8,296      $ 1,640       $(356)      $(102)      $ 10,857
Net earnings ..............................       --          --           --          1,215        --          --            1,215
Issuance of stock .........................          6           6           24         --          --          --               30
Treasury stock purchased ..................       --          --           --           --          --          (130)          (130)
Treasury stock sold .......................       --          --           --           --          --             3              3
Dividends .................................       --          --           --           (273)       --          --             (273)
Unrealized gain on available-
   for-sale securities, net of
   taxes of $103 ..........................       --          --           --           --           201        --              201
                                                 -----      ------      -------      -------       -----       -----       --------
Balance at December 31, 1995 ..............      1,385       1,385        8,320        2,582        (155)       (229)        11,903
Net earnings ..............................       --          --           --          1,402        --          --            1,402
Issuance of stock .........................          6           6           24         --          --          --               30
Treasury stock purchased ..................       --          --           --           --          --           (48)           (48)
Dividends .................................       --          --           --           (324)       --          --             (324)
Unrealized loss on available-for-sale
   securities, net of taxes of $17 ........       --          --           --           --           (34)       --              (34)
                                                 -----      ------      -------      -------       -----       -----       --------
Balance at December 31, 1996 ..............      1,391       1,391        8,344        3,660        (189)       (277)        12,929
Net earnings ..............................       --          --           --          1,794        --          --            1,794
Net proceeds from issuance of stock .......        700         700        9,197         --          --          --            9,897
Treasury stock sold .......................       --          --           --           --          --             3              3
Dividends .................................       --          --           --           (367)       --          --             (367)
Unrealized gain on available-for-sale
   securities, net of taxes of $151 .......       --          --           --           --           293        --              293
                                                 -----      ------      -------      -------       -----       -----       --------
Balance at December 31, 1997 ..............      2,091      $2,091      $17,541      $ 5,087       $ 104       $(274)      $ 24,549
                                                 =====      ======      =======      =======       =====       =====       ========

         The accompanying notes are an integral part of this statement.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                             (Dollars in thousands)

                                                                       1997       1996       1995
                                                                      ------     ------     ------
Cash flows from operating activities
   Net earnings .................................................  $  1,794   $  1,402   $  1,215
   Adjustments to reconcile net earnings to net cash provided by operating activities
      Provision for credit losses ...............................       456        510        150
      Depreciation ..............................................       624        619        546
      Amortization of premiums, net of (accretion) of discounts
         on securities ..........................................        74         51        (16)
      Gain on sale of bank premises and equipment ...............       (89)       (69)        (1)
      (Gain) loss on sale of available-for-sale securities ......       (12)        19          5
      Write-down of other real estate ...........................         9          5         --
      Compensation expense related to phantom stock plan ........        94        114         66
      Change in assets and liabilities, net of effects resulting from acquisitions
         Increase in accrued interest receivable and other assets    (8,399)      (227)      (611)
         Increase (decrease) in accrued interest payable ........       224         15        (41)
         Increase (decrease) in other liabilities ...............       460       (108)    (4,895)
                                                                   --------   --------   --------
           Net cash (used) provided by operating activities .....    (4,765)     2,331     (3,582)
Cash flows from investing activities
   Maturities of interest-bearing deposits with banks ...........      --           98         --
   Purchase of interest-bearing deposits with banks .............      --         --          (98)
   Proceeds from maturities, calls, and principal repayments of
      available-for-sale securities .............................     8,146      4,238     19,092
   Proceeds from principal repayments of held-to-maturity
      securities ................................................      --         --          215
   Proceeds from sale of available-for-sale securities ..........     1,012      3,954      5,250
   Purchase of available-for-sale securities ....................    (4,805)   (13,468)   (20,214)
   Decrease (increase) in loans, net of the effects resulting
      from acquisitions .........................................        51    (13,544)       839
   Proceeds from sale of other assets ...........................      --           21        179
   Purchases of bank premises and equipment .....................    (1,211)      (606)      (554)
   Proceeds from sale of bank premises and equipment ............       493        198          3
   Net increase in cash resulting from acquisitions .............    15,715     10,354         --
                                                                   --------   --------   --------
           Net cash provided (used) by investing activities .....    19,401     (8,755)     4,712
Cash flows from financing activities
   Net (decrease) increase in securities under agreements to
      repurchase ................................................    (1,000)     1,000         --
   Change in deposits, net of the effects resulting from
      acquisitions ..............................................    (1,457)     8,136      3,510
   Repayment of borrowings ......................................      (162)      (167)      (917)
   Net proceeds from issuance of stock ..........................     9,897         30         30
   Purchase of treasury stock ...................................      --          (48)      (130)
   Sale of treasury stock .......................................         3       --            3
   Dividends paid ...............................................      (324)      (311)      (273)
                                                                   --------   --------   --------
           Net cash provided by financing activities ............     6,957      8,640      2,223
                                                                   --------   --------   --------
           Net increase in cash and cash equivalents ............    21,593      2,216      3,353
Cash and cash equivalents at beginning of period ................    18,472     16,256     12,903
                                                                   --------   --------   --------
Cash and cash equivalents at end of period ......................  $ 40,065   $ 18,472   $ 16,256
                                                                   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to generally accepted accounting principles and to general practices within the banking industry.

   1.  PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN SUBSIDIARIES

   The consolidated financial statements include the accounts of Bay Bancshares, Inc. (BBI) and its wholly-owned subsidiaries, Bayshore National Bank of La Porte (BNB) and Bay Bancshares of Delaware, Inc. (BBDI), collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements of the Company.

   2.  CASH AND CASH EQUIVALENTS

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with a maturity at date of purchase of three months or less, and federal funds sold.

   3.  SECURITIES

   At the date of purchase, the Company classifies debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and are measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as held-to-maturity or trading are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of stockholders' equity until realized. The Company has classified all investment securities as available-for-sale.

   Gains or losses on disposition are recorded in other income on the trade date, based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

   Declines in the fair values of individual held-to-maturity and available-for-sale securities below their carrying value that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   4.  LOANS

   The Company grants loans to customers primarily in Harris County, Texas and surrounding counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economy in this area.

   Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for unearned discounts, any chargeoffs and the allowance for credit losses. Accretion of unearned discount on certain installment loans is recognized principally using the sum-of-the-periodic balance method which approximates the level yield method. For other loans, interest income is recognized using the simple interest method.

   In 1995, the Company adopted SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

   The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. All loans past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are not again placed on accrual status until payments are brought current and, in management's judgment, the loan will continue to pay as agreed.

   5.  ALLOWANCE FOR CREDIT LOSSES

   The allowance for credit losses is considered adequate to provide for credit losses based on past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Recognized losses, net of recoveries, are charged to the allowance for loan losses. Additions to the allowance are included in the consolidated statements of earnings as provision for credit losses.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   6.  BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

   7.  OTHER REAL ESTATE AND REPOSSESSED ASSETS

   Real estate properties acquired by foreclosure and repossessed assets are recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expenses. Repossessed assets consist of primarily automobiles and trucks and are presented on the Balance Sheet as a component of other assets.

   8.  INCOME TAXES

   The Company files a consolidated federal income tax return. By agreement with BBI and BBDI, BNB records a provision or benefit for federal income taxes on the same basis as if it filed a separate federal income tax return.

   Deferred income tax assets and liabilities are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. For income tax purposes, BNB deducts the statutory provision for possible loan losses and depreciates bank premises and equipment using accelerated methods. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   9.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

   In the ordinary course of business the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. Related fees are recognized when they are incurred or received.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   10.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   11.   EARNINGS PER SHARE

   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. All periods have been restated for the adoption of this statement.

   Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing net income available for common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Stock options may be dilutive potential common shares and are therefore considered in the earnings per share calculations, if dilutive. Options granted within one year of the initial public offering have been treated as outstanding for all periods as a component of weighted average dilutive potential common shares. The number of dilutive potential common shares is determined using the treasury stock method.

   12.   RECLASSIFICATIONS

   Certain amounts in prior financial statements have been reclassified to conform to the 1997 financial statement presentation.

NOTE B - RESERVE REQUIREMENTS

   Cash and balances maintained at the Federal Reserve of approximately $2,902 and $1,469 satisfy regulatory reserve requirements at December 31, 1997 and 1996.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE C - SECURITIES

   The Company has classified all securities as available-for-sale, which are carried at fair value. The carrying amounts of securities and their approximate fair value are as follows:

                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED  UNREALIZED  FAIR
                                           COST      GAINS      LOSSES    VALUE
                                           ----      -----      ------    -----
AVAILABLE-FOR-SALE SECURITIES:
    December 31, 1997:
  U. S. Treasury securities ...........   $14,249    $  60     $  (21)   $14,288
  Obligations of U.S. government
    agencies ..........................    20,589       31         --     20,620
  Mortgage-backed securities ..........    22,260       85        (92)    22,253
  Other ...............................     5,707       95         --      5,802
                                          -------    -----     ------    -------
                                          $62,805    $ 271     $ (113)   $62,963
                                          =======    =====     ======    =======
December 31, 1996:
  U. S. Treasury securities ...........   $ 6,024    $  --     $  (47)   $ 5,977
  Obligations of U.S. government
    agencies ..........................     9,557       30        (62)     9,525
  Mortgage-backed securities ..........    25,844       61       (321)    25,584
  Other ...............................     2,606       56         (3)     2,659
                                          -------    -----     ------    -------
                                          $44,031    $ 147     $ (433)   $43,745
                                          =======    =====     ======    =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE C - SECURITIES - CONTINUED

   Gross realized gains and gross realized losses on sales of available-for-sale securities for the periods ended are as follows as of December 31:

                                                      1997       1996       1995
                                                     ------     ------     -----
Gross realized gains
  U. S. Treasury securities ...................        $--        $20        $--
  Mortgage-backed securities ..................         12         --          9
                                                       ---        ---        ---
                                                       $12        $20        $ 9
                                                       ===        ===        ===
Gross realized losses
  Mortgage-backed securities ..................        $--        $--        $ 3
  U.S. Treasury securities ....................         --         39          8
  U.S. Government securities ..................         --         --          3
                                                       ---        ---        ---
                                                       $--        $39        $14
                                                       ===        ===        ===

   The scheduled maturities of available-for-sale securities at December 31, 1997 are as follows.

                                                                       ESTIMATED
                                                           AMORTIZED     MARKET
                                                             COST        VALUE
                                                           -------       -------
Due in one year or less ............................       $ 9,994       $ 9,967
Due after one through five years ...................        23,106        23,203
Due after five through ten years ...................         1,738         1,738
Mortgage-backed securities and other ...............        27,967        28,055
                                                           -------       -------
                                                           $62,805       $62,963
                                                           =======       =======

   Contractual maturities will differ from expected maturities because borrowers may call or prepay obligations with or without call or prepayment penalties.

   The carrying value of securities pledged to secure public deposits, as required or permitted by law, is approximately $36,600 and $32,000 at December 31, 1997 and 1996.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE D - LOANS AND ALLOWANCE FOR CREDIT LOSSES

   Major classifications of loans are as follows at December 31,:

                                                         1997            1996
                                                      ------------    ----------
Commercial .....................................      $  24,176       $  17,407
Real estate
  Construction and land development ............          4,941           3,306
  1-4 family residential .......................          7,513           3,115
  Multi-family residential .....................          1,270             625
  Non-farm/non-residential .....................         31,594          11,834
Consumer .......................................         86,453          83,820
                                                      ---------       ---------
                                                        155,947         120,107
Less unearned interest .........................           (182)           (227)
Allowance for credit losses ....................         (1,999)         (1,430)
                                                      ---------       ---------
                                                      $ 153,766       $ 118,450
                                                      =========       =========

   As of December 31, 1997 and 1996, the Company has no significant loans which meet the impairment definition; therefore, no valuation for credit losses related to impaired loans has been established.

   The Company has loans, deposits and other transactions with its principal stockholders, officers, directors and organizations with which such persons are associated. The aggregate amount of loans outstanding to these related parties at December 31, 1997 and 1996 is approximately $3,415 and $2,517. In addition, the Company makes consumer loans through several automobile dealerships which are controlled by two members of the board of directors. Loans obtained through these dealerships totaled approximately $12,825 and $9,475 at December 31, 1997 and 1996.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE D - LOANS AND ALLOWANCE FOR CREDIT LOSSES - CONTINUED

   Changes in the allowance for credit losses were as follows at December 31:

                                                  1997        1996        1995
                                                -------     -------     -------

Balance at January 1 .......................    $ 1,430     $ 1,185     $ 1,230
Increase resulting from acquisitions .......        562        --          --
Provision ..................................        456         510         150
Charge-offs ................................       (552)       (483)       (380)
Recoveries .................................        103         218         185
                                                -------     -------     -------
Balance at end of period ...................    $ 1,999     $ 1,430     $ 1,185
                                                =======     =======     =======


NOTE E - BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are summarized as follows at December 31:

                                                            1997           1996
                                                          -------         ------
Land ............................................         $ 2,106         $1,426
Building and improvements .......................           5,621          4,466
Furniture and fixtures ..........................           4,079          3,113
Automobiles .....................................              62             19
                                                          -------         ------
                                                           11,868          9,024
Less accumulated depreciation ...................           4,627          4,141
                                                          -------         ------
                                                          $ 7,241         $4,883
                                                          =======         ======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE F - INTEREST BEARING DEPOSITS

   The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

                                                         1997              1996
                                                      --------          --------
NOW accounts ...............................          $ 30,630          $ 23,131
Money market accounts ......................            17,418            12,243
Savings accounts ...........................            36,277            31,036
Other time deposits ........................            98,365            72,467
                                                      --------          --------
                                                      $182,690          $138,877
                                                      ========          ========
   Included in other time deposits at December 31, 1997 and 1996 are approximately $15,318 and $6,943, in certificates of deposit in denominations of $100,000 or more.

   As of December 31, 1997, the scheduled maturities of other time deposits are as follows:

      YEAR ENDED
     DECEMBER 31,                                                  AMOUNT
     ------------                                                  ------
        1998                                                      $62,524
        1999                                                       17,489
        2000                                                        4,777
        2001                                                        7,770
        2002 and Thereafter                                         5,805
                                                                  -------
                                                                  $98,365
                                                                  =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE G - BORROWINGS

   Borrowings at December 31, are as follows:

                                                              1997        1996
                                                           ---------    --------
Note payable to the City of LaPorte Industrial
Development Corporation; principal due in annual
installments of $167 through November 1996, with
a final principal payment of $162 due in
November 1997; interest due quarterly at 65% of
prime; collateralized by deed of trust
on bank premises and equipment of BNB                       $  -           $162
                                                            ======        ======

NOTE H - INCOME TAXES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                            1997           1996
                                                        ----------       -------
   Deferred tax assets:
   Allowance for credit
      losses .......................................        $ 374         $ 182
   Unrealized loss on available-
      for-sale securities ..........................         --              97
   Stock grant expense .............................          150           133
   Difference in basis of
      other real estate ............................          151            22
   Other ...........................................            8          --
   Valuation allowance .............................         (123)         (126)
                                                            -----         -----
                                                            $ 560         $ 308
                                                            =====         =====
Deferred tax liabilities:
   Depreciation and
      amortization differences .....................        $(438)        $(208)
   Unrealized gain on available-
      for-sale securities ..........................          (54)         --
   Other ...........................................          (27)           (4)
                                                            -----         -----
                                                            $(519)        $(212)
                                                            =====         =====

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE H - INCOME TAXES - CONTINUED

   The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows at December 31:

                                                  1997       1996        1995
                                               ---------- ----------    -------
Statutory federal income tax rate ..........     34.00%      34.00%      34.00%
Decrease in valuation allowance ............      (.11)      (5.07)      (2.53)
Tax exempt income ..........................     (1.88)      (0.95)      (0.37)
Other ......................................       .65        1.67         .41
                                                 -----       -----       -----
Effective income tax rate ..................     32.66%      29.65%      31.51%
                                                 =====       =====       =====

   The valuation allowance on the deferred tax asset was decreased by approximately $3, $102 and $44 during 1997, 1996 and 1995 based on management's reevaluation of the likelihood of realization.

NOTE I - COMMITMENTS AND CONTINGENCIES

   In the normal course of business, the Company enters into various transactions which, in accordance with generally accepted accounting principles, are not included in the consolidated balance sheets. These transactions are referred to as "off-balance sheet commitments". The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

   The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

   Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

   Outstanding commitments and letters of credit are approximately as follows at December 31:

                                                           1997            1996
                                                        ----------       -------
Commitments to extend credit ...................         $14,268         $11,537
                                                         =======         =======
Letters of credit ..............................         $   277         $   161
                                                         =======         =======

   The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

   BNB implemented a 401(k) plan covering substantially all employees in 1993. BNB matches 50% of each employee's contribution up to 6% of annual salary. Total contributions accrued or paid for the period ended December 31, 1997, 1996 and 1995 are approximately $58, $27 and $24.

   During 1997, the Company created the 1997 Stock Plan (the "1997 Stock Plan"). This plan authorizes the issuance of up to 150,000 shares of common stock under both "nonqualified" and "incentive stock" options to employees and "nonqualified" options to directors who are not employees. Under the 1997 Stock Plan, the vesting of options is governed by individual option agreements. Each of the option agreements currently outstanding provides that 20% of the options granted vest immediately following the date of grant and an additional 20% each year thereafter. Options granted under the 1997 Stock Plan generally must be exercised within 10 years following the date of grant.

   The Company's Board of Directors and shareholders approved a new stock option plan in 1997 (the "1997 Incentive Plan") which authorizes the issuance of up to 1,000,000 shares of common stock under both "non-qualified" and "incentive stock" options to employees and "non-qualified" options to directors who are not employees. Generally, the options vest 60% at the end of the third year following the date of grant and an additional 20% at the end of the next two years; however, an individual option may vest as much as 20% a year during the first two years following the date of the grant if necessary to maximize the "incentive" tax treatment to the optionee for the particular option being granted. Options under the 1997 Incentive Plan must be exercised within 10 years following the date of grant. No options have been granted under the 1997 Incentive Plan.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

   Following is a summary of the status of the stock option plans:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                             NUMBER OF  EXERCISE
                                                              SHARES      PRICE
                                                            --------------------
Options outstanding at January 1, 1997 ................         --         $--
Options granted ($7.05-$18.50 a share) ................       34,300        7.38
Options exercised ($7.05 a share) .....................         (200)       7.05
                                                             -------       -----
Options outstanding at December 31, 1997

   ($7.05-$18.50 a share) .............................       34,100       $7.39
                                                             =======       =====
Options exercisable at December 31, 1997 ..............        6,660       $7.39
                                                             =======       =====

Following is a summary of the options outstanding at December 31, 1997:

                                               OUTSTANDING
                                        --------------------------
                                                WEIGHTED
                                                AVERAGE
                                                REMAINING
                      EXERCISE                 CONTRACTUAL       EXCERCISABLE
                        PRICE       NUMBER        LIFE               NUMBER
                        -----       ------        ----               ------
                     $  7.05         33,100       9.48 years         6,460
                     $ 18.50          1,000       9.92 years           200
                                    -------
                                     34,100
                                    =======

   The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net earnings and earnings per share would have been as follows:

                                                               DECEMBER 31, 1997
                                                               -----------------

         Net earnings                   As reported                  $1,794
                                        Pro forma                    $1,755
         Basic earnings per share       As reported                  $1.22
                                        Pro forma                    $1.19
         Diluted earnings per share     As reported                  $1.16
                                        Pro forma                    $1.13

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1997:

         Expected volatility                                  29%
         Risk free rate                                     6.11%
         Expected life of options                         5 years
         Expected dividend yield                            1.30%

NOTE J - ACQUISITIONS

   On November 12, 1997, the Company purchased all of the assets and liabilities of Texas Bank. The acquisition has been accounted for as a purchase and resulted in the Company acquiring $18,595 in loans, $5,224 in investments, and $35,532 in deposits. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of the cost over the fair value of the net assets acquired of $2,024 is being amortized over twenty years using the straight-line method.

   On November 21, 1997, the Company purchased all of the assets and liabilities of Texas National Bank of Baytown. The acquisition has been accounted for as a purchase and resulted in the Company acquiring $3,740 in loans, $4,066 in investments and $11,885 in deposits. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of the cost over the fair value of the net assets acquired in the amount of $840 is being amortized over twenty years using the straight-line method.

   On November 21, 1997, the Company purchased all of the assets and liabilities of First Bank of Deer Park. The acquisition has been accounted for as a purchase and resulted in the Company acquiring $13,488 in loans, $13,998 in investments and $29,766 in deposits. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of the cost over the fair value of the net assets acquired in the amount of $4,117 is being amortized over twenty years using the straight-line method.

   On August 22, 1996, the Company acquired in a purchase and assumption transaction, certain assets and liabilities of First Bank of Texas. The acquisition has been accounted for as a purchase and resulted in the Company acquiring approximately $800 in loans, $200 in fixed assets and $12,000 in deposits. The excess of the cost over the fair value of the net assets acquired in the amount of $533 is being amortized over fifteen years.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE J - ACQUISITIONS - CONTINUED

   The following summarized proforma information assumes the Texas Bank, Texas National Bank of Baytown, and First Bank of Deer Park acquisitions had occurred on January 1, 1996:
                                               Year Ended December 31,
                                               -----------------------
                                                 1997           1996
                                                 ----           ----
       Interest income .....................    $19,547        $18,547
       Net earnings ........................    $ 2,283        $ 2,400
       Earnings per share (basic) ..........    $  1.55        $  1.78
       Earnings per share (diluted) ........    $  1.47        $  1.67

NOTE K - EXECUTIVE COMPENSATION

   The Company has a phantom stock grant plan whereby the Company may issue shares of phantom stock to certain officers and key employees. The aggregate number of shares that may be issued under the Plan is limited to 135,000. The number of shares issued is determined based on a financial performance test for BNB. The phantom stock is nonvoting, accrues dividends declared on the Company's common stock, and is granted subject to a vesting schedule.

   The shares of phantom stock may be redeemed, as vested, at a maximum rate of 6,000 shares per year. Such redemption is payable, at the Company's discretion, in shares of the Company's common stock or cash at the then fair market value of the Company's common stock. In 1997, 1996 and 1995, 35,411, 18,478 and 16,357 shares of phantom stock were granted and 6,000 shares of phantom stock were redeemed for 6,000 shares of the Company's common stock each year. Effective June 24, 1997, the plan was amended and no more shares will be granted under this plan. Total compensation expense charged to the Company's operations for the years ended December 31, 1997, 1996 and 1995 was $94, $114 and $66, respectively.

   The Bank has a cash incentive plan which provides guidelines whereby key executive employees can earn bonus compensation based on the profitability of BNB. The bonus amounts are determined based on achievement by BNB of certain percentages of return on equity targets. Total expense under this plan for the years ended December 31, 1997, 1996 and 1995 was $117, $78 and $72, respectively.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE L - REPURCHASE AGREEMENT

    Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                   1997    1996
                                                                 ------   ------
    Average balance during the year ...........................  $  200   $1,000
    Average interest rate during the year .....................      5%       5%
    Maximum month-end balance during the year .................   1,000    1,000

    Mortgage-backed securities underlying the agreements at year-end:

    Carrying value ............................................  $ --     $1,000
    Estimated fair value ......................................  $ --     $1,000


NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Statement 107) and Statement of Financial Accounting Standards No. 119, DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Statement 119) requires that the Company disclose estimated fair values for its financial instruments. Such information, which pertains to financial instrument assets and liabilities, is based on the requirements in Statements 107 and 119 and does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

   The following methods and assumptions were used by the Company in estimating financial instrument fair values:

   CASH AND CASH EQUIVALENTS, FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

   The balance sheet carrying amount approximates fair value.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE M - FAIR VALUES OF FINANCIAL STATEMENTS - CONTINUED

   SECURITIES TO BE HELD-TO-MATURITY, AND SECURITIES AVAILABLE-FOR-SALE

   Fair values for investment securities are based on quoted market prices or quotations received from securities dealers. If quoted market prices are not available, fair value estimates may be based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

   LOANS

   Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and consumer loans. Each of these categories is further subdivided into fixed and adjustable rate loans and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans.

   DEPOSITS

   Under Statement 107, the fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1997 (i.e., their carrying amounts).

   Statement 107 defines the fair value of demand deposits as the amount payable, and prohibits adjustment for any value derived from the expected retention of such deposits for a period of time. That value, commonly referred to as the core deposit base intangible, is neither included in the above fair value amounts nor recorded as an intangible asset in the balance sheet.

   The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used represents rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

   OFF-BALANCE SHEET INSTRUMENTS

   Estimated fair values for the Company's off-balance sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties' credit standing.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE M - FAIR VALUES OF FINANCIAL STATEMENTS - CONTINUED

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31.

                                                  1997                1996
                                           ----------------    ----------------
                                           CARRYING   FAIR     CARRYING   FAIR
                                            AMOUNT    VALUE     AMOUNT    VALUE
                                            ------    -----     ------    -----
Financial assets:
     Cash and cash equivalents .........  $ 40,065  $ 40,065  $ 18,472  $ 18,472
     Securities ........................    62,963    62,963    43,745    43,745
     Loans, net ........................   153,766   154,000   118,450   117,000
Financial liabilities:
     Deposits
          Noninterest-bearing ..........    66,397    66,397    34,441    34,441
          Interest-bearing
               transaction accounts ....    84,325    84,325    66,410    66,410
          Certificates of deposits .....    98,365    99,000    72,467    73,000

NOTE N - REGULATORY MATTERS

   BBI and BNB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BBI and BNB must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios(set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets(as defined), and of Tier I capital (as defined) to average assets (as defined) be maintained. Management believes, as of December 31, 1997, that BBI and BNB meet all capital adequacy requirements to which they are subject.

   The most recent notification the Office of the Comptroller of the Currency categorized BNB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE N - REGULATORY MATTERS - CONTINUED

   BBI and BNB's actual capital amounts and ratios are also presented in the table.

                                                                                                                   TO BE WELL
                                                                                                                 CAPITALIZED UNDER
                                                                                           FOR CAPITAL           PROMPT CORRECTIVE
                                                            ACTUAL                       ADEQUACY PURPOSES:      ACTION PROVISIONS:
                                                            ------                       ------------------      ------------------
                                                    AMOUNT           RATIO               AMOUNT      RATIO       AMOUNT       RATIO
                                                    ------           -----               ------      -----       ------       -----
As of December 31, 1997

 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

   Bay Bancshares, Inc. ....................        $19,018          10.59%             =>$14,367    =>8.0%              N/A
   Bayshore National Bank ..................        $17,330           9.66%             =>$14,352    =>8.0%    =>$17,940     =>10.0%

 TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)

   Bay Bancshares, Inc. ....................        $17,019           9.48%              =>$7,181    =>4.0%              N/A
   Bayshore National Bank ..................        $15,331           8.54%              =>$7,181    =>4.0%    =>$10,771      =>6.0%

 TIER 1 CAPITAL (TO AVERAGE ASSETS)

   Bay Bancshares, Inc. ....................        $17,019           6.33%              =>$8,066    =>3.0%              N/A
   Bayshore National Bank ..................        $15,331           5.70%              =>$8,069    =>3.0%    =>$13,448      =>5.0%

As of December 31, 1996

 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
   Bay Bancshares, Inc. ....................        $14,031          10.45%             =>$10,741    =>8.0%              N/A
   Bayshore National Bank ..................        $13,980          10.43%             =>$10,723    =>8.0%    =>$13,404     =>10.0%

 TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
   Bay Bancshares, Inc. ....................        $12,601           9.39%             =>$5,368     =>4.0%              N/A
   Bayshore National Bank ..................        $12,550           9.36%             =>$5,363     =>4.0%    =>$ 8,045     => 6.0%

 TIER 1 CAPITAL (TO AVERAGE ASSETS)

   Bay Bancshares, Inc. ....................        $12,601           6.67%             =>$7,557     =>3.0%              N/A
   Bayshore National Bank ..................        $12,550           6.67%             =>$7,526     =>3.0%    =>$ 9,408     => 5.0%

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE O - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Cash paid during the period for:
                                                      1997      1996       1995
                                                   ---------  ---------  -------
  Interest ....................................     $5,580     $5,392     $5,432
  Income taxes ................................     $  768     $  811     $  393
Noncash transactions during the period:
  Dividends payable ...........................     $  124     $   81     $   68

NOTE P - EARNINGS PER SHARE

                                                           YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         1997       1996       1995
                                                      ----------  ---------  ---------
Net earnings .......................................  $    1,794      1,402      1,215
Divided by weighted average common shares ..........   1,472,408  1,351,872  1,365,741
                                                      ----------  ---------  ---------
Earnings per share (basic) .........................        1.22       1.04        .89
                                                      ==========  =========  =========
Net earnings .......................................  $    1,794      1,402      1,215
Divided by adjusted weighted average common shares
   Weighted average common shares ..................   1,472,408  1,351,872  1,365,741
   Weighted average dilutive potential common shares      77,396     89,012     76,534
                                                      ----------  ---------  ---------
Adjusted weighted average common shares ............   1,549,804  1,440,884  1,442,275
                                                      ----------  ---------  ---------
Earnings per share (diluted) .......................        1.16        .97        .84
                                                      ==========  =========  =========

NOTE Q - NEW PRONOUNCEMENTS

   The FASB has issued Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which is effective for fiscal years beginning after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components. Comprehensive income will include net income plus net unrealized gain or loss on securities.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE R - PARENT-ONLY FINANCIAL STATEMENTS

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                                 BALANCE SHEETS
                                  DECEMBER 31,


             ASSETS                                       1997             1996
                                                          ----             ----
Cash and cash equivalents ....................          $ 2,085          $    58
Investment in subsidiary .....................           22,862           13,029
Other assets .................................              331              188
                                                        -------          -------
                                                        $25,278          $13,275
                                                        =======          =======
           LIABILITIES

Other liabilities ......................................$   729         $    346
                                                        --------        --------
   Total liabilities ...................................    729              346
Commitments and contingencies ..........................    --               --
Stockholders' equity
   Common stock ........................................  2,091            1,391
   Additional paid-in capital .......................... 17,541            8,344
   Retained earnings ...................................  5,087            3,660
   Net unrealized gain (loss) on available-for-sale
     securities, net of taxes of $54 in 1997 and $97
      in 1996 ..........................................     104           (189)
                                                        --------        --------
                                                          24,823          13,206
   Less common stock in treasury - at cost .............    (274)          (277)
                                                        --------        --------
                                                          24,549          12,929
                                                        --------        --------
                                                        $ 25,278        $ 13,275
                                                        ========        ========

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995
                             (DOLLARS IN THOUSANDS)

NOTE R - PARENT-ONLY FINANCIAL STATEMENTS - CONTINUED

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                             STATEMENTS OF EARNINGS
                             YEAR ENDED DECEMBER 31,

                                                   1997        1996        1995
                                                ---------   ---------   -------
Interest income

   Securities ..............................    $  --       $     4     $     4
                                                -------     -------     -------
                                                   --             4           4
Costs and expenses

   General and administrative ..............        112         152         102
                                                -------     -------     -------
   Loss before income taxes and equity
      in net earnings of subsidiary ........       (112)       (148)        (98)

Income taxes (benefit)
   Current .................................        (21)         52        (343)
   Deferred ................................        (11)        (92)        317
                                                -------     -------     -------
                                                    (32)        (40)        (26)
                                                -------     -------     -------
   Loss before equity in net earnings
       of subsidiary .......................        (80)       (108)        (72)
Equity in net earnings of subsidiary .......      1,874       1,510       1,287
                                                -------     -------     -------
       NET EARNINGS ........................    $ 1,794     $ 1,402     $ 1,215
                                                =======     =======     =======