Form 10QSB
period 1998-03-31
BAY BANCSHARES INC
filed 1998-05-11
CIK 1046406

================================================================================

                                   FORM 10-QSB

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

  [ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                          OF THE SECURITIES ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-23299

                              BAY BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                TEXAS                                      76-0046244
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                             1001 HIGHWAY 146 SOUTH
                              LA PORTE, TEXAS 77571
                    (Address of principal executive offices)

                                 (281) 471-4400
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of May 5, 1998, there were 2,049,103 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

================================================================================

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

               Consolidated Balance Sheets as of March 31, 1998 and December 31, 1998 Consolidated Statements of Earnings for Three Months ended March 31, 1998 and 1997
               Statement of Comprehensive Income for the Three Months ended
                      March 31, 1998 and 1997
               Consolidated Statements of Cash Flows for the three months ended
                      March 31, 1998 and 1997
               Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

                  BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1998          1997
                                                     -------------  ------------
                                                       (Unaudited)
                 ASSETS

Cash and cash equivalents
     Cash and due from banks .....................     $  12,104      $  18,165
     Federal funds sold ..........................        15,400         21,900
                                                       ---------      ---------
        Total cash and cash equivalents ..........        27,504         40,065
Interest bearing deposits with banks .............           492            492
Securities available-for-sale ....................        63,820         62,963
Loans, net of allowance for credit
losses of $2,011 and $1,999 ......................       156,918        153,766


Bank premises and equipment, net .................         7,269          7,241
Other assets .....................................        11,590         11,767
                                                       ---------      ---------
        Total assets .............................     $ 267,593      $ 276,294
                                                       =========      =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits
        Noninterest-bearing ......................     $  59,499      $  66,397
        Interest-bearing deposits ................       180,528        182,690
                                                       ---------      ---------
        Total deposits ...........................       240,027        249,087
     Other liabilities ...........................         2,416          2,658
                                                       ---------      ---------
        Total liabilities ........................       242,443        251,745
Stockholders' equity
     Common stock ................................         2,091          2,091
     Additional paid-in capital ..................        17,541         17,541
     Retained earnings ...........................         5,659          5,087
Accumulated other comprehensive income ...........           133            104
                                                       ---------      ---------
                                                          25,424         24,823
Less:  Treasury stock ............................          (274)          (274)
        Total stockholders' equity ...............        25,150         24,549
                                                       ---------      ---------
        Total liabilities and
          stockholders' equity ...................     $ 267,593      $ 276,294
                                                       =========      =========

          (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Interest income
     Loans, including fees .................................  $3,559   $2,488
     Securities ............................................     955      685
     Federal funds sold ....................................     316      118
                                                              ------   ------
     Total interest income .................................   4,830    3,291
Interest expense
     Deposits ..............................................   1,864    1,365
     Other .................................................    --         12
                                                              ------   ------
     Total interest expense ................................   1,864    1,377
                                                              ------   ------
        Net interest income ................................   2,966    1,914
     Provision for credit losses ...........................     144      120
                                                              ------   ------
Net interest income after provision for credit losses ......   2,822    1,794
Noninterest income
     Service charges .......................................     678      371
     Other .................................................     446      265
                                                              ------   ------
        Total noninterest income ...........................   1,124      636
Noninterest expense
     Salaries and employee benefits ........................   1,539      826
     Occupancy expense, net ................................     435      303
     Other noninterest expense .............................     910      625
                                                              ------   ------
     Total noninterest expense .............................   2,884    1,754
                                                              ------   ------
Earnings before federal income taxes .......................   1,062      676
     Provision for income taxes ............................     367      194
                                                              ------   ------
        Net earnings .......................................  $  695   $  482
                                                              ======   ======
       Net earnings per share (basic) ......................  $ 0.34   $ 0.36
        Net earnings per share (diluted) ...................    0.33     0.34

          (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Net earnings .........................................       $  695      $  482
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
     period ..........................................    31        (122)
     Less:  reclassification adjustment for gains
     included in net earnings ........................    (2)    29   (8)  (130)
                                                          ----------  ----------
Comprehensive income .................................       $  724      $  352
                                                          ==========  ==========

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                               -------------------
                                                                 1998       1997
                                                               --------   --------
Cash flows from operating activities:
          Net earnings ......................................  $    695   $    482
          Adjustments to reconcile net earnings to

             net cash provided by operating activities:
              Provision for credit losses ...................       144        120
              Depreciation ..................................       304        239
              Gain on sale of bank premises and equipment ...       (74)        18
              Gain on sale of available-for-sale securities .        (3)       (12)
              Amortization of premiums, net of (accretion)
                 and discounts on securities ................        34        (18)
              Effect of phantom stock plan ..................        16         22
              Decrease (increase) in other assets ...........        78       (338)
              (Decrease) increase in other liabilities ......      (272)        22
                                                               --------   --------
                 Net cash provided by operating activities ..       922        535

Cash flows from investing activities:

          Proceeds from sale of available-for-sale securities    14,861      1,643
          Proceeds from principal repayments,
              maturities, and calls of available-for-sale
              securities ....................................       352       --
          Purchases of available-for-sale securities ........   (16,061)    (2,380)
          Net (increase) decrease in loans, net of the
              effects resulting from the purchase of
              certain branch assets and liabilities .........    (3,364)     4,360
          Proceeds from sales of bank premises and equipment        234         16
          Purchases of bank premises and equipment ..........      (322)      (134)
                                                               --------   --------
                 Net cash (used) provided by investing
                    activities ..............................    (4,300)     3,505

Cash flows from financing activities:
          Issuance of common stock ..........................      --           50
          Net decrease in securities sold under agreements
                 to repurchase ..............................      --       (1,000)
          Purchase of treasury stock ........................      --            3
          Net decrease in deposits ..........................    (9,060)    (4,963)
          Dividends paid ....................................      (123)       (81)
                                                               --------   --------
                 Net cash used by financing activities ......    (9,183)    (5,991)

                 Net decrease in cash and cash equivalents ..   (12,561)    (1,951)

Cash and cash equivalents at beginning of period ............    40,065     18,472
                                                               --------   --------
Cash and cash equivalents at end of period ..................  $ 27,504   $ 16,521
                                                               ========   ========

      (See accompanying notes to interim consolidated financial statements)

(1)  BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Bay Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Bayshore National Bank (the "Bank") and Bay Bancshares of Delaware, Inc. ("BBDI"). All significant intercompany transactions and balances have been eliminated.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  EARNINGS PER COMMON SHARE

        Earnings per common and common equivalent share was computed based on the following:

                                                  Three Months Ended
                                               -------------------------
                                                       March 31,
                                                  1998           1997
                                               -----------    ----------
                                                (Dollars in thousands
                                                except per share data)

Net earnings available to common shareholders  $      695   $     482

Basic weighted average shares outstanding      $    2,049   $   1,356
Diluted weighed average shares
outstanding                                    $    2,138   $   1,422


Basic earnings per common share                $     0.34   $    0.36

Diluted earnings per common share              $     0.33   $    0.34

(3)  COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus unrealized gain or loss on securities.

        The tax effects of comprehensive income are as follows:

                                      Three Months Ended              Three Months Ended
                                        March 31, 1998                  March 31, 1997
                                 ------------------------------ -------------------------------
                                            (Unaudited)                   (Unaudited)
                                   Before      Tax       Net of   Before      Tax      Net of
                                     tax     Expense      Tax      tax       Expense     Tax
                                    amount   (Benefit)   amount    amount   (Benefit)   amount
                                   --------- ---------  --------- --------- ---------  ---------
Unrealized gains(losses on
securities:
    Unrealized holding gains
(losses) arising during period ..      47       (16)       31       (185)      63      (122)
    Less:  reclassification
      adjustments for gains
      included in net earnings ..      (3)        1        (2)       (12)       4        (8)
                                   -------   -------    ------    -------   -----      -----
Comprehensive income ............      44       (15)       29       (197)      67      (130)
                                   =======   =======    ======    =======   =====      =====

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

        Net interest income for the three months ended March 31, 1998 was $2.8 million compared with $1.8 million for the three months ended March 31, 1997, an increase of $1.0 million or 55.6%. Net interest income increased as a result of a higher dollar amount of interest-earning assets derived from the acquisitions of Texas Bank, Baytown, Texas, Texas National Bank of Baytown and First Bank of Deer Park completed in the fourth quarter of 1997 ("1997 Acquisitions") and internal loan growth. Average interest-earning assets decreased from 93.4% of total average assets at March 31, 1997 to 87.9% of total average assets at March 31, 1998. Average gross loans increased to $157.3 million for the three months ended March 31, 1998 from $119.1 million for the three months ended March 31, 1997, an increase of $38.2 million or 32.1%.

        Net interest income was improved by an increase in the yield on interest-earning assets from 7.61% on March 31, 1997 to 7.93% for the three months ended March 31, 1998. Average interest-bearing deposits increased to $186.6 million for the three months ended March 31, 1998 from $137.4 million for the three months ended March 31, 1997, an increase of $49.2 million or 35.8%. This growth was primarily attributable to the fourth quarter 1997 Acquisitions.

        The Company posted net interest margins of 4.87% and 4.43% and net interest spreads of 3.93% and 3.60% for the periods ended March 31, 1998 and March 31, 1997, respectively. The increase in net interest margin from the first quarter of 1997 to the first quarter of 1998 reflects a thirty two basis point increase in the yield on average interest-earning assets and a one basis point reduction in the cost of interest-bearing liabilities.

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

                                                                                  Three Months Ended March 31,
                                                     -------------------------------------------------------------------------------
                                                                                1998                              1997
                                                     -------------------------------------------------------------------------------
                                                        Average         Interest      Average       Average     Interest     Average
                                                      Outstanding       Earned/        Yield/     Outstanding    Earned/      Yield/
                                                        Balance          Paid           Rate        Balance       Paid         Rate
                                                      ----------      ----------     ----------   ----------   ---------- ----------
                                                                                     (Dollars in thousands)
Assets
Interest-earning assets:
    Loans ......................................    $   157,258       $    3,559         9.05%    $  119,077   $   2,488       8.36%
    Securities .................................         64,292              955         5.94%        44,884         685       6.10%
    Federal funds sold and other temporary
investments ....................................         22,161              316         5.70%         9,020         118       5.23%
                                                    -----------       ----------   ----------     ----------   ---------   --------
Total interest-earning assets ..................        243,711            4,830         7.93%       172,981       3,291       7.61%
                                                    -----------       ----------   ----------     ----------   ---------   --------
    Less allowance for
credit losses ..................................         (2,011)                                      (1,480)
                                                    -----------                                   ----------
    Total interest-earning assets,
net of allowance ...............................        241,700                                      171,501
    Nonearning assets ..........................         35,472                                       13,740
                                                    -----------                                   ----------
        Total assets ...........................    $   277,172                                      185,241
                                                    ===========                                   ==========
Liabilities and stockholders' equity
Interest-bearing
liabilities:
    Interest-bearing demand deposits ...........    $    27,567       $       79         1.15%    $   18,929   $      54       1.14%
    Public fund deposits .......................          5,567               38         2.73%         3,747          29       3.10%
    Savings and money market accounts ..........         56,237              488         3.47%        42,289         354       3.35%
    Certificates of deposit ....................         97,245            1,259         5.18%        71,656         928       5.18%
    Federal funds purchased, FHLB
line of credit and other
borrowings .....................................           --               --           --              778          12       6.17%
                                                    -----------      -----------     --------     ----------   ---------   --------
Total interest-bearing liabilities .............        186,616            1,864         4.00%       137,399       1,377       4.01%
                                                    -----------      -----------     --------     ----------   ---------   --------
Noninterest-bearing
liabilities:
    Noninterest-bearing
demand deposits ................................         63,879                                       33,266
    Other liabilities ..........................          4,796                                        1,418
                                                    -----------                                   ----------
        Total liabilities ......................        255,291                                      172,083
                                                    -----------                                   ----------
Stockholders' equity ...........................         21,881                                       13,158
        Total liabilities                           -----------                                   ----------
and stockholders' equity .......................    $   277,172                                   $  185,241
                                                    ===========                                   ==========
    Net interest income ........................                     $     2,966                  $    1,914
                                                                     ===========                  ==========
    Net interest spread ........................                                         3.93%                                 3.60%
                                                                                     =========                              ========
    Net interest margin ........................                                         4.87%                                 4.43%
                                                                                     =========                              ========

Provision for Credit Losses

        The provision for credit losses increased to $144,000 for the three months ended March 31, 1998 from $120,000 for the same time period in 1997, an increase of $24,000 or 20.0%.

Noninterest Income

        Noninterest income is an important source of revenue for financial institutions in a deregulated environment. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the three months ended March 31, 1998 was $1.1 million compared with $636,000 for the three months ended March 31, 1997, an increase of $488,000 or 76.7%. The increase was primarily due to a gain on sale of other real estate of

$11,000, a gain on sale of Bank property of $63,000 and the income stream generated from the integration of the 1997 Acquisitions.

        The following table presents for the periods indicated the major categories of noninterest income:

                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                   1998         1997
                                                 ----------   ----------
                                                 (Dollars in thousands)
                                                      (Unaudited)

Service charges on deposit accounts               $    678    $     371
Gain on sale of SBA loans                              134           87
ATM fee income                                          74           45
Alternative investments                                 19           50
Other noninterest income                               219           83
                                                 ----------   ----------
     Total noninterest income                     $  1,124    $     636
                                                 ==========   ==========
Noninterest Expense

        In the three month period ended March 31, 1998, noninterest expense increased $1.1 million or 70.1% to $2.9 million from $1.8 million for the three month period ended March 31,1997. The increase reflects the additional expenses, including amortization of goodwill of $97,000, resulting from the 1997 Acquisitions and the Company's mainframe computer conversion in the first quarter of 1998.

        The following table presents for the periods indicted the major categories of noninterest expense:

                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                   1998         1997
                                                 ----------   ----------
                                                 (Dollars in thousands)
                                                      (Unaudited)

Employee compensation and benefits                $  1,539    $     826
Non-staff expense:
     Net bank premises expense                         212          148
     Equipment rentals, depreciation and
maintenance                                            223          155
     Data processing                                    61           36
     Professional fees                                 105           98
     Regulatory assessments/FDIC insurance              12           11
     Ad valorem and franchise taxes                     70           48
     Other                                             662          432
                                                 ----------   ----------
        Total non-staff expenses                     1,345          928
                                                 ----------   ----------
        Total noninterest expense                 $  2,884    $   1,754
                                                 ==========   ==========

        Employee compensation and benefit expense for the three months ended March 31, 1998 was $1.5 million, an increase of $713,000 or 86.32% from $826,000 for the same period of 1998. The increase was principally due to additional staff associated with the 1997 Acquisitions, the start up of the Mortgage Lending Division and the hiring of additional staff.

        Non-staff expense increased to $1.3 million for the three month period ended March 31, 1998 from $928,000 for the same period in 1997, an increase of $417,000 or 44.9%. This increase was due to additional expenses including the amortization of goodwill associated with the fourth quarter 1997 Acquisitions, increased advertising costs related to the Company's expansion, increased professional fees related to the sales and service culture, expenses related to the Company's mainframe computer conversion and higher data processing/software costs.

Financial Condition

        Total assets as of March 31, 1998 were $267.6 million compared with $276.3 million at December 31, 1997 a decrease of $8.7 million or 3.1%. At March 31, 1998, investment securities totaled $63.8 million, an increase of $857,000 or 13.6% from $63.0 million at December 31, 1997. Net loans were $156.9 million at March 31, 1998, an increase of $3.1 million or 2.1% from $153.8 million at December 31, 1997.

        The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, which may jeopardize recoverability of the debt. The allowance for credit losses as of March 31, 1998 was $2.0 million or 1.3% of outstanding loans.

        The Company's total deposits for the three months ended March 31, 1998 were $240.0 million, a decrease of $9.1 million or 3.7% from $249.1 million at December 31, 1997.

        Stockholders' equity increased from $24.5 million at December 31, 1997 to $25.2 million at March 31, 1998, an increase of $601,000 or 24.5%. This increase was primarily the result of net income of $695,000. As of March 31, 1998, the Company's ratio of stockholders' equity to total assets was 9.4% as compared with 8.9% as of December 31, 1997.

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

        The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $918,000 and $535,000 for the three months ended March 31, 1998 and 1997 respectively. The net cash provided by operating activities for the three months ended March 31, 1998 compared with the same period in 1997 was primarily due to the increase in net earnings in 1998.

        Net cash (used in) provided by investing activities was ($4.3) million and $3.5 million for the three months ended March 31, 1998 and 1997, respectively. The net cash (used in) provided by investing activities for the three months ended March 31, 1998 compared with the same period in 1997 was primarily due to the purchase of available-for-sale securities and an increase in loans in 1998.

        Net cash used in financing activities was ($9.2) million and ($6.0) million for the three months ended March 31, 1998 and 1997, respectively. The net cash used in financing activities for the three months ended March 31, 1998 compared with the same period in 1997 was primarily due to the decrease in deposits in 1997 and a decrease in securities sold under agreement to repurchase in 1998.

        Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve Board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of March 31, 1998 and the regulatory standards.

                                            Minimum        Actual Ratio
                                            Required      March 31, 1998
                                         --------------------------------
THE COMPANY
-----------
Leverage ratio                               3.00%             6.32%
Tier 1 risk-based capital                    4.00%             9.59%
Risk-based capital ratio                     8.00%            10.69%

THE BANK
--------
Leverage ratio                               3.00%             6.03%
Tier 1 risk-based capital                    4.00%             9.16%
Risk-based capital ratio                     8.00%            10.26%

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

PART II - Other Information

ITEM 1. - Legal Proceedings

        Not Applicable

ITEM 2. - Changes in Securities and Use of Proceeds

        Not Applicable

ITEM 3. - Defaults Upon Senior Securities

        Not Applicable

ITEM 4. - Submission of Matters to a Vote of Security Holders

        Not Applicable

ITEM 5. - Other Information

        Not Applicable

ITEM 6. - Exhibits and Reports on Form 8-K

        (a) The following exhibits are filed with this report;

        EXHIBIT
        NUMBER                      DESCRIPTION
        ------                      -----------

          11 Computation of Earnings Per Share (included as Note (2) to the Interim Consolidated Financial Statements on page 6 of this Form 10-QSB.)

          27                        Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            BAY BANCSHARES, INC.

                                            By:/s/ L.D. WRIGHT
                                               ---------------
                                               Larry D. Wright
                                               Chief Executive Officer

                                            By:/s/ KIM LOVE
                                               ---------------
                                               Kim Love
                                               Controller
                                       12