Form 10QSB
period 1998-06-30
BAY BANCSHARES INC
filed 1998-08-14
CIK 1046406

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

      [X]            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

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

  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)


                             1001 HIGHWAY 146 SOUTH
                              LA PORTE, TEXAS 77571
                    (Address of principal executive offices)


                                 (281) 471-4400
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1998, there were 2,049,103 shares of the registrant's Common Stock, par value $1.00 per share outstanding.
================================================================================

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
            Consolidated Balance Sheets as of June 30, 1998 and December 31,
             1997
            Consolidated Statements of Earnings for Six Months ended June 30,
             1998 and 1997
            Consolidated Statement of Comprehensive Income for the Six Months
             ended June 30, 1998 and 1997
            Consolidated Statements of Cash Flows for the Six Months ended
             June 30, 1998 and 1997
            Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                         June 30,  December 31,
                                                           1998       1997
                                                       ----------  -----------
                                                       (Unaudited)
              ASSETS

Cash and cash equivalents
     Cash and due from banks .......................   $   5,603    $  18,165
     Federal funds sold ............................       8,500       21,900
                                                       ---------    ---------
        Total cash and cash equivalents ............      14,103       40,065
Interest bearing deposits with banks ...............         492          492
Securities available-for-sale ......................      69,663       62,963
Loans, net of allowance for credit losses of $1,948      163,201      153,766
     and $1,999
Bank premises and equipment, net ...................       8,383        7,241
Other assets .......................................      11,888       11,767
                                                       ---------    ---------


        Total assets ...............................   $ 267,730    $ 276,294
                                                       =========    =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits
        Noninterest-bearing ........................   $  60,062    $  66,397
        Interest-bearing deposits ..................     180,083      182,690
                                                       ---------    ---------
        Total deposits .............................     240,145      249,087
     Other liabilities .............................       2,021        2,658
                                                       ---------    ---------
        Total liabilities ..........................     242,166      251,745

Stockholders' equity

     Common stock ..................................       2,091        2,091
     Additional paid-in capital ....................      17,541       17,541
     Retained earnings .............................       6,092        5,087
Accumulated other comprehensive
     income ........................................         114          104
                                                       ---------    ---------
                                                          25,838       24,823
Less:  Treasury stock ..............................        (274)        (274)
                                                       ---------    ---------
        Total stockholders' equity .................      25,564       24,549
                                                       ---------    ---------


        Total liabilities and stockholders' equity ..  $ 267,730    $ 276,294
                                                       =========    =========

                 (See accompanying notes to interim consolidated
                              financial statements)

                BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             (UNAUDITED)




                                              Three Months        Six Months
                                                 Ended              Ended
                                                June 30,            June 30,
                                            ----------------    ----------------
                                             1998      1997      1998      1997
                                            ------    ------    ------    ------

Interest income


     Loans, including fees .............    $3,693    $2,463    $7,252    $4,951

     Securities ........................     1,072       659     2,027     1,344

     Federal funds sold ................       112       124       428       242
                                            ------    ------    ------    ------

     Total interest income .............     4,877     3,246     9,707     6,537
Interest expense

     Deposits ..........................     1,802     1,353     3,666     2,718

     Other .............................      --           2      --          14
                                            ------    ------    ------    ------

     Total interest expense ............     1,802     1,355     3,666     2,732
                                            ------    ------    ------    ------

        Net interest income ............     3,075     1,891     6,041     3,805

     Provision for credit losses .......       144        48       288       168
                                            ------    ------    ------    ------
Net interest income after
 provision for credit losses ...........     2,931     1,843     5,753     3,637
Noninterest income

     Service charges ...................       518       370     1,196       741

     Other .............................       436       191       882       456
                                            ------    ------    ------    ------

        Total noninterest income .......       954       561     2,078     1,197
Noninterest expense
     Salaries and employee
benefits ...............................     1,639     1,017     3,178     1,843

     Occupancy expense, net ............       414       280       849       583

     Other noninterest expense .........       958       564     1,868     1,189
                                            ------    ------    ------    ------

     Total noninterest expense .........     3,011     1,861     5,895     3,615
                                            ------    ------    ------    ------
Earnings before federal income
 taxes .................................       874       543     1,936     1,219

     Provision for income taxes ........       318       170       685       364
                                            ------    ------    ------    ------


        Net earnings ...................    $  556    $  373    $1,251    $  855
                                            ======    ======    ======    ======


        Net earnings per share (basic)..     $0.27     $0.28     $0.61     $0.63

        Net earnings per share (diluted)      0.26      0.26      0.59      0.59


      (See accompanying notes to interim consolidated financial statements)

                       BAY BANCSHARES, INC. AND SUBSIDIARIES
                         STATEMENT OF COMPREHENSIVE INCOME
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                           ------------------   ------------------
                                             1998       1997      1998      1997
                                           -------    -------   -------    -------
Net earnings ...........................   $   556    $   373   $ 1,251    $   855
Other comprehensive income, net of
 tax:

Unrealized gains (losses) on securities:
     Unrealized holding gains
 (losses) arising during period.........       (19)       230        12        108
     Less:  reclassification
 adjustment for gains included
         in net earnings ...............      --         --          (2)        (8)
                                           -------    -------   -------    -------
                                               (19)       230        10        100
                                           -------    -------   -------    -------
Comprehensive income ...................   $   537    $   603   $ 1,261    $   955
                                           =======    =======   =======    =======

       (See accompanying notes to interim consolidated financial statements)

                    BAY BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:

         Net earnings ..................................   $  1,251    $    855
         Adjustments to reconcile net earnings to
            net cash provided by operating activities:
            Provision for credit losses ................        288         168
            Depreciation and amortization ..............        692         290
            Gain on sale of bank premises and equipment         (74)          4
            Gain (loss) on sale of available-for-sale
            securities .................................         (3)        (12)
            Amortization of premiums, net of (accretion)
             and discounts on securities ...............         63          32
            Effect of phantom stock plan ...............         32          72
            (Decrease) in other assets .................       (360)        (57)
            (Decrease) in other liabilities ............       (745)       (294)
                                                           --------    --------

               Net cash provided by operating activities      1,144       1,058

Cash flows from investing activities:
         Proceeds from sale of available-for-sale
         securities ....................................      8,770       1,218
         Proceeds from principal repayments, maturities,
          and calls of available-for-sale securities ...      9,862       1,012
         Purchases of available-for-sale securities ....    (25,277)     (2,609)
         Net (increase) decrease in loans ..............     (9,791)      4,485
         Proceeds from sales of bank premises and
          equipment ....................................        234          22
         Purchases of bank premises and equipment ......     (1,716)       (240)
                                                           --------    --------

               Net cash (used) provided by investing
                activities .............................    (17,918)      3,888

Cash flows from financing activities:
         Net decrease in securities sold under
         agreements to repurchase ......................       --        (1,000)
         Purchase of treasury
         stock .........................................       --             3
         Net (decrease) increase in deposits ...........     (8,942)     (3,444)
         Dividends paid ................................       (246)       (163)
                                                           --------    --------

               Net cash (used) by financing activities .     (9,188)     (4,604)

               Net (decrease) increase in cash and cash
                equivalents ............................    (25,470)        342

Cash and cash equivalents at beginning of period .......     40,065      18,472
                                                           --------    --------


Cash and cash equivalents at end of period .............   $ 14,103    $ 18,814
                                                           ========    ========

    (See accompanying notes to interim consolidated financial statements)

(1)  BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Bay Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Bayshore National Bank (the "Bank"), Bay Bancshares of Delaware, Inc. ("BBDI") and BayBanc Independent Insurance Agency ("BBIIA"). All significant intercompany transactions and balances have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share was computed based on the following:

                                           Three Months Ended   Six Months Ended
                                           ------------------  -----------------
                                                 June 30,           June 30,
                                              1998     1997       1998     1997
                                           --------  --------  --------  -------
                                                (Unaudited)       (Unaudited)


Net earnings available to
 common shareholders ...................    $  556    $  373    $1,251    $  855

Basic weighted average shares
 outstanding ...........................     2,049     1,356     2,049     1,356
Diluted weighed average shares
 outstanding ...........................     2,139     1,439     2,138     1,439


Basic earnings per common share ........    $ 0.27    $ 0.28    $ 0.61    $ 0.63

Diluted earnings per common
 share .................................    $ 0.26    $ 0.26    $ 0.59    $ 0.59

(3)  COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus unrealized gain or loss on securities.

      The tax effects of comprehensive income are as follows:

                                                 Three Months Ended                     Three Months Ended
                                                    June 30, 1998                          June 30, 1997
                                           ---------------------------------      -----------------------------------

                                                     (Unaudited)                            (Unaudited)
                                            Before       Tax                      Before       Tax
                                             tax      (Expense)     Net of         tax       (Expense)      Net of
                                            amount     Benefit    Tax amount      amount      Benefit      Tax amount
                                           -------     -------    ----------      -------     -------      ----------
Unrealized gains(losses on
 securities):
    Unrealized holding gains
 (losses) arising during period .......... $ (25)       $   6      $  (19)         $ 308        $ (78)       $ 230
    Less:  reclassification
 adjustments for gains included
        in net earnings ..................  --           --             --          --           --           --
                                           -------     -------    ----------      -------     -------      -------

Comprehensive (loss) income .............. $ (25)       $   6      $  (19)         $ 308        $ (78)       $ 230
                                           =======     =======    ==========      =======     =======      =======

                                                   Six Months Ended                     Six Months Ended
                                                    June 30, 1998                          June 30, 1997
                                           ---------------------------------      -----------------------------------
                                                     (Unaudited)                            (Unaudited)
                                            Before       Tax                      Before       Tax
                                             tax      (Expense)     Net of         tax       (Expense)      Net of
                                            amount     Benefit    Tax amount      amount      Benefit      Tax amount
                                           -------     -------     --------       -------     -------       -------

Unrealized gains(losses on
 securities):
    Unrealized holding gains
 (losses) arising during period ..........  $  16      $  (4)      $  12          $ 145       $ (37)         $ 108
    Less:  reclassification
 adjustments for gains included
        in net earnings ..................     (3)         1          (2)           (12)          4             (8)
                                            -----      -----       -----          -----       -----          -----

Comprehensive income .....................  $  13      $  (3)      $  10          $ 133       $ (33)         $ 100
                                            =====      =====       =====          =====       =====          =====

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      The Company's performance during the six month period ended June 30, 1998, as compared to the six month period ended June 30, 1997, was affected by several events. In November 1997, the Bank acquired Texas Bank, Baytown, Texas, Texas National Bank of Baytown, Texas and First Bank of Deer Park, Texas (the "1997 Acquisitions"). As a result of these acquisitions, the Company experienced increased earnings through volume growth, margin improvements and increases in fee based income. During this same period operating expenses increased as the Company fully integrated the 1997 Acquisitions, completed the conversion to a new Year 2000 ("Y2K") compliant mainframe computer system and incorporated comprehensive communication upgrades.

      Net income for the six months ended June 30, 1998 was $1.3 million compared with $855,000 for the six months ended June 30, 1997, an increase of $396,000 or 46.31%. Per share (basic) earnings decreased $0.02 to $0.61 for the six months ended June 30, 1998 from $0.63 for the same period ended June 30, 1997. Per share (diluted) earnings remained unchanged at $0.59 for the six months ended June 30, 1998 and 1997 respectively. Net income for the second quarter of 1998 was $556,000, an increase of $183,000 or 49.06% compared with $373,000 for the same period in 1997. Per share (basic) earnings decreased $0.01 to $0.27 for the second quarter of 1998 from $0.28 for the same period in 1997. Per share (diluted) earnings remained unchanged at $0.26 for the second quarter of 1998 and 1997 respectively. With the major core system upgrades finalized and the 1997 Acquisitions integrated, management has begun taking operational steps to reduce expenses and capitalize on the efficiencies gained through the technology investments and economies of scale.

      Following the December 1997 formation of the Mortgage Lending Division, the retail and wholesale operations reached a break even point and began showing an increasing level of income late in the second quarter of 1998. Additionally, in compliance with current regulatory guidelines, the Company established an operating subsidiary, BayBanc Independent Insurance Agency. The Company also established a direct affiliation with Bayshore Insurance Agency ("BIA"). This agency became operational in June, 1998 with the acquisition of a long standing profitable insurance operation in the La Porte, Texas community. While BIA does not currently represent an equity investment to the Company, the Company's wholly-owned subsidiary Bayshore National Bank has agreed to provide lease space, data processing, clerical, payroll and other related fee based services. Also, in May 1998, the Bank completed and opened its new building in Seabrook, Texas. Operations from the existing facility were moved into the new facility at completion.

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

      Net interest income for the six months ended June 30, 1998 was $6.0 million compared with $3.8 million for the six months ended June 30, 1997, an increase of $2.2 million or 57.89%, an increase of $1.2 million or 58.17% in the second quarter of 1998 as compared with the second quarter of 1997. Net interest income increased as a result of a higher dollar amount of interest-earning assets derived from the 1997 Acquisitions, internal loan growth and shifts in the composition of the loan portfolio. The Company continues to broaden its focus by expanding niche lending products, including SBA guaranteed credits via the Company's three Loan Production Offices ("LPOs"), commercial lending to local manufacturing and petrochemical service companies and in commercial real estate lending. Average gross loans increased to $160.5 million for the six months ended June 30, 1998 from $117.4 million for the six months ended June 30, 1997, an increase of $43.1 million or 36.71%. However, average interest-earning assets decreased from 92.37% of total average assets at June 30, 1997 to 88.72% of total average assets at June 30, 1998 primarily as a result of the goodwill purchase accounting adjustment totaling $7.8 million, along with facility investments, recorded following the 1997 Acquisitions.

      Net interest income improved through an increase in the yield on interest-earning assets from 7.66% on June 30, 1997 to 8.00% for the six months ended June 30, 1998. Average interest-earning assets increased to $242.6 million for the six months ended June 30, 1998 from $170.7 million for the six months ended June 30, 1997, an increase of $71.9 million or 42.12%. Average interest-bearing deposits increased to $183.3 million for the six months ended June 30, 1998 from $138.4 million for the six months ended June 30, 1997, an increase of $44.9 million or 32.44%.

      The Company posted net interest margins of 4.98% and 4.46% and net interest spreads of 4.00% and 3.71% for the periods ended June 30, 1998 and June 30, 1997, respectively. The increase in net interest margin from the second quarter of 1997 to the second quarter of 1998 was accomplished through both a 34 basis point increase in the yield on average interest-earning assets coupled with only a 5 basis point increase in the cost of interest-bearing liabilities.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Six Months Ended June 30,
                                        --------------------------------------------------------------------------------
                                                            1998                                       1997
                                        ----------------------------------------     -----------------------------------
                                         Average          Interest      Average       Average        Interest   Average
                                       Outstanding         Earned/       Yield/     Outstanding       Earned/    Yield/
                                         Balance            Paid          Rate        Balance          Paid       Rate
                                        ---------        ----------     --------     ---------      ---------    -------
                                                                     (Dollars in thousands)
Assets
Interest-earning assets:

    Loans .........................     $ 160,546        $   7,252        9.03%      $ 117,361      $   4,951      8.44%

    Securities ....................        67,204            2,027        6.03%         44,578          1,344      6.03%
    Federal funds sold
     and other temporary
     investments ..................        14,806              428        5.78%          8,749            242      5.53%
                                        ---------        ---------        ----       ---------      ---------      ----
        Total interest-earning
         assets ...................       242,556            9,707        8.00%        170,688          6,537      7.66%
                                        ---------        ---------        ----       ---------      ---------      ----
    Less allowance for
     loan losses ..................        (2,011)                                      (1,471)
                                        ---------                                    ---------
    Total interest-earning assets,
     net of allowance .............       240,545                                      169,217
                                        ---------                                    ---------
    Nonearning assets .............        30,571                                       13,980
                                        ---------                                    ---------

        Total assets ..............     $ 271,116                                    $ 183,197
                                        =========                                    =========
Liabilities and stockholders' equity
Interest-bearing liabilities:

    Interest-bearing
     demand deposits ..............     $  29,643        $     163        1.10%      $  19,332      $     112      1.16%

    Public fund deposits ..........         4,918               73        2.97%          5,551             48      1.73%
    Savings and money market
     accounts .....................        54,675              954        3.49%         41,691            697      3.34%
    Certificates of deposit .......        94,093            2,476        5.26%         71,263          1,861      5.22%
    Federal funds
     purchased, FHLB line of credit
     and other borrowings .........          --               --          --               548             14      5.10%
                                        ---------        ---------        ----       ---------      ---------      ----
        Total interest-bearing
         liabilities ..............       183,329            3,666        4.00%        138,385          2,732      3.95%
                                        ---------        ---------        ----       ---------      ---------      ----
Noninterest-bearing
 liabilities:
    Noninterest-bearing
     demand deposits ..............        63,550                                       30,153

    Other liabilities .............         2,019                                        1,773
                                        ---------                                    ---------

        Total liabilities .........       248,898                                      170,311
                                        ---------                                    ---------

Stockholders' equity ..............        22,218                                       12,886
                                        ---------                                    ---------
        Total liabilities and
         stockholders' equity .....     $ 271,116                                    $ 183,197
                                        =========                                    =========

    Net interest income ...........                      $   6,041                                  $   3,805
                                                         =========                                  =========
    Net interest spread ...........                                       4.00%                                    3.71%
                                                                          =====                                    ====
    Net interest margin ...........                                       4.98%                                    4.46%
                                                                          =====                                    ====

Provision for Loan Losses

      The provision for loan losses increased to $288,000 for the six months ended June 30, 1998 from $168,000 for the same time period in 1997, an increase of $120,000 or 71.43%.

Noninterest Income

      Noninterest income is an important source of revenue for financial institutions in a deregulated environment. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the six months ended June 30, 1998 was $2.1 million compared with $1.2 million for the six months ended June 30, 1997, an increase of

$881,000 or 73.42%, and an increase of $393,000 or 70.05% in the second quarter of 1998 as compared with the second quarter of 1997. Noninterest income in the second quarter of 1998 increased primarily as a result of additional service fees generated from the 1997 Acquisitions, gain on sale of SBA loans and alternative investment income.

      The following table presents for the periods indicated the major categories of noninterest income:


                                             Three Months
                                                Ended         Six months Ended
                                               June 30,           June 30,
                                          ----------------    ----------------
                                           1998      1997      1998      1997
                                          ------    ------    ------    ------


Service charges on deposit accounts ....  $  518    $  370    $1,196    $  741
Gain on sale of SBA loans ..............     168        54       302       141
ATM fee income .........................      83        60       157       105
Alternative investments ................      75        39        94        89
Other noninterest income ...............     110        38       329       121
                                          ------    ------    ------    ------
     Total noninterest income ..........  $  954    $  561    $2,078    $1,197
                                          ======    ======    ======    ======


Noninterest Expense

      In the six month period ended June 30, 1998, noninterest expense increased $2.3 million or 63.89% to $5.9 million from $3.6 million for the period ended June 30,1997 and an increase of $1.1 million or 57.89% in the second quarter of 1998 as compared with the second quarter of 1997. The increase reflects additional expenses including amortization of goodwill of $196,000, increased facility costs from the 1997 Acquisitions, operational expenses incurred during the Company's conversions to a new mainframe computer system and comprehensive communication network, and start up costs associated with the Mortgage Lending Division. Accomplishment of these goals negatively impacted net earnings. However, management believes the infrastructure is now in place positioning the Company for future growth and to compete with any super-regional or national banking organization with respect to communications and electronic convenience to the customer.

      The following table presents for the periods indicted the major categories of noninterest expense:

                                             Three Months
                                                Ended         Six months Ended
                                               June 30,            June 30,
                                           ----------------  ------------------
                                            1998       1997      1998      1997
                                           ------    ------  --------  --------


Employee compensation and benefits ......  $1,639    $1,017    $3,178    $1,843
Non-staff expense:
     Net bank premises expense ..........     197       126       409       274
     Equipment rentals, depreciation
and maintenance .........................     217       154       440       309
     Data processing ....................      68        35       129        71
     Professional fees ..................     138        61       243       159
     Regulatory assessments/FDIC
insurance ...............................      31        40        61        51
     Ad valorem and franchise taxes .....      72        43       142        91
     Other ..............................     649       385     1,293       817
                                           ------    ------    ------    ------
        Total non-staff expenses ........   1,372       844     2,717     1,772
                                           ------    ------    ------    ------
        Total noninterest expense .......  $3,011    $1,861    $5,895    $3,615
                                           ======    ======    ======    ======

      Employee compensation and benefit expense for the six months ended June 30, 1998 was $3.2 million, an increase of $1.4 million or 77.78% from $1.8 million in the same period of 1997 and an increase of $622,000 or 61.16% in the second quarter of 1998 as compared with the second quarter of 1997. The increase was principally due to additional staff associated with the 1997 Acquisitions, start up staffing costs of the Mortgage Lending Division and additional temporary staff associated with the Company's mainframe computer and communication conversions.

      Non-staff expense increased to $2.7 million for the six month period ended June 30, 1998 from $1.8 million for the same period in 1997, an increase of $945,000 or 52.50% and an increase of $528,000 or 62.56% in the second quarter of 1998 as compared with the second quarter of 1997. This increase was due to additional expenses including the amortization of goodwill associated with the 1997 Acquisitions, increased advertising costs related to the Company's expansion, increased legal fees as the Company continues to grow and aggressively pursue collection activities, start up costs associated with the Mortgage Lending Division and expenses related to the Company's mainframe computer and communication conversions.

Financial Condition

      Total assets as of June 30, 1998 were $267.7 million compared with $276.3 million at December 31, 1997 a decrease of $8.6 million or 3.11%. At June 30, 1998, investment securities totaled $69.7 million, an increase of $6.7 million or 10.63% from $63.0 at December 31, 1997. Net loans were $163.2 million at June 30, 1998, an increase of $9.4 million or 6.11% from $153.8 million at December 31, 1997.

      The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Allowance for credit losses as of June 30, 1998 was $1.9 million or 1.18% of outstanding loans compared with $2.0 million or 1.28% of outstanding loans as of December 31, 1997.

      The Company's total deposits for the six months ended June 30, 1998 were $240.1 million, a decrease of $9.0 million or 3.61% from $249.1 million at December 31, 1997. While some deposit runoff was experienced following the 1997 Acquisitions, management believes the decrease in deposits from December 31, 1997 to June 30, 1998 is primarily seasonal in nature.

      Stockholders' equity increased from $24.5 million at June 30, 1997 to $25.6 million at June 30, 1998, an increase of $1.1 million or 4.30%. As of June 30, 1998 the Company's ratio of stockholders' equity to total assets was 9.55% as compared with 8.89% as of December 31, 1997.

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

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $1.1 million and $1.1 million for the six months ended June 30, 1998 and 1997 respectively.

      Net cash (used in) provided by investing activities was ($17.9) million and $3.9 million for the six months ended June 30, 1998 and 1997, respectively. The net cash (used in) investing activities for the six months ended June 30, 1998 compared with the same period in 1997 was primarily due to the purchase of available for sale securities.

      Net cash used in financing activities was ($9.2) million and ($4.6) million for the six months ended June 30, 1998 and 1997, respectively. The net cash provided by (used in) financing activities for the six months ended June 30, 1998 compared with the same period in 1997 was primarily due to the decrease in deposits.

      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve Board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of June 30, 1998 and the regulatory standards.




                                  Minimum    Actual Ratio
                                  Required  June 30, 1998
                                  ---------------------------
THE COMPANY
Leverage ratio ..........          3.00%        7.55%
Tier 1 risk-based capital          4.00%        9.77%
Risk-based capital ratio           8.00%       10.82%

THE BANK
Leverage ratio ..........          3.00%        6.69%
Tier 1 risk-based capital          4.00%        9.37%
Risk-based capital ratio           8.00%       10.42%


Year 2000

      The Company has established a Year 2000 Committee and has made an assessment of its key financial, informational and operational systems. The Year 2000 Committee does not anticipate that the Company will encounter significant operational issues or difficulties related to the Year 2000. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance, including making systems changes if necessary, to have a materially adverse effect on the Company's ability to predict the costs associated with Year 2000 compliance is subject to some uncertainties, and the Company could incur unexpected additional expenditures in connection with Year 2000 compliance.

      The Company has entered into the testing phase of internal mission-critical systems with an anticipated completion date of March 31, 1999. In addition, the Company is coordinating efforts with third parties to test Y2K compatibility between the Company and external systems. Furthermore, the Company is proactively informing customers of the Y2K problem. The Company is also in the process of determining the credit and liquidity risk posed by customers, and incorporating such risk, if any, into the liquidity planning model.

PART II - Other Information

ITEM 1. - Legal Proceedings

      Not Applicable

ITEM 2. - Changes in Securities and Use of Proceeds

      Not Applicable

ITEM 3. - Defaults Upon Senior Securities

      Not Applicable

ITEM 4. - Submission of Matters to a Vote of Security Holders

      On May 27, 1998, the Company's Annual Meeting of Shareholders was held to consider and act upon the following items:

      1. The election of four persons to serve as Class I directors to serve on the Board of Directors of the Company until the Company's 2001 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The vote for each nominee was as follows:


NOMINEE                     FOR         WITHHELD       BROKER NON-VOTE
-------                     ---         --------       ---------------

Knox W. Askins .......   1,574,761       3,346             -
Albert D. Fields......   1,574,995       3,112             -
Ken Strum ............   1,571,995       6,112             -
L.D. Wright ..........   1,569,861       8,246             -

      2. The appointment of Grant Thornton LLP as the independent auditors of the financial statements of the Company for the fiscal year ended December 31, 1998.
         The vote for each was as follows:

FOR               AGAINST                 ABSTAIN       BROKER NON-VOTE
---               -------                 -------       ---------------

1,565,917         10,383                  1,807             -


ITEM 5. - Other Information

      Not Applicable

ITEM 6. - Exhibits and Reports on Form 8-K

      (a)    The following exhibits are filed with this report;

      EXHIBIT
      NUMBER                        DESCRIPTION
      ------                        -----------

         11 Computation of Earnings Per Share (included as Note (2) to the Interim Consolidated Financial Statements on page 6 of this Form 10-QSB.)

         27                   Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company during the six months ended June 30, 1998

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              BAY BANCSHARES, INC.



                             By:/s/ L.D. WRIGHT
                                Larry D. Wright
                                Chief Executive Officer

                             By:/s/ KIM LOVE
                                Kim Love
                                Controller