Form 10QSB
period 1998-09-30
BAY BANCSHARES INC
filed 1998-11-13
CIK 1046406

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   [ ]          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 21, 1998, there were 2,035,603 shares of the registrant's Common Stock, par value $1.00 per share outstanding.
================================================================================

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
               Consolidated Balance Sheets as of September 30, 1998 and December
                   31, 1997
               Consolidated Statements of Earnings for Nine Months ended
                   September 30, 1998 and 1997
               Consolidated Statement of Comprehensive Income for the Nine
                   Months ended September 30, 1998 and 1997
               Consolidated Statements of Cash Flows for the Nine Months ended
                   September 30, 1998 and 1997
               Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                    September 30,    December 31,
                                                        1998            1997
                                                     ------------    ------------
                                                      (Unaudited)
                  ASSETS

Cash and cash equivalents
     Cash and due from banks .....................   $     11,890    $     18,165
     Federal funds sold ..........................          7,400          21,900
                                                     ------------    ------------
        Total cash and cash equivalents ..........         19,290          40,065
Interest bearing deposits with banks .............            492             492
Securities available-for-sale ....................         69,249          62,963
Loans, net of allowance for credit losses
of $2,018 and $1,999 .............................        165,095         153,766
Bank premises and equipment, net .................          8,451           7,241
Other assets .....................................         11,764          11,767
                                                     ------------    ------------
        Total assets .............................   $    274,341    $    276,294
                                                     ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Noninterest-bearing ......................   $     60,791    $     66,397
        Interest-bearing deposits ................        181,942         182,690
                                                     ------------    ------------
        Total deposits ...........................        242,733         249,087
     Other liabilities ...........................          5,343           2,658
                                                     ------------    ------------
        Total liabilities ........................        248,076         251,745
Stockholders' equity
     Common stock ................................          2,091           2,091
     Additional paid-in capital ..................         17,541          17,541
     Retained earnings ...........................          6,587           5,087
     Accumulated other comprehensive income ......            507             104
                                                     ------------    ------------
                                                           26,726          24,823
Less:  Treasury stock ............................           (461)           (274)
        Total stockholders' equity ...............         26,265          24,549
                                                     ------------    ------------
        Total liabilities and
        stockholders' equity .....................   $    274,341    $    276,294
                                                     ============    ============

        (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                           -----------------   -----------------
                                            1998      1997      1998      1997
                                           -------   -------   -------   -------
Interest income
     Loans, including fees .............   $ 3,824   $ 2,584   $11,076   $ 7,535
     Securities ........................     1,054       662     3,081     2,006
     Federal funds sold ................        63       155       491       397
                                           -------   -------   -------   -------
     Total interest income .............     4,941     3,401    14,648     9,938
Interest expense
     Deposits ..........................     1,820     1,431     5,486     4,149
     Other .............................        30         2        30        16
                                           -------   -------   -------   -------
     Total interest expense ............     1,850     1,433     5,516     4,165
                                           -------   -------   -------   -------
        Net interest income ............     3,091     1,968     9,132     5,773
     Provision for credit losses .......       144       144       432       312
                                           -------   -------   -------   -------
Net interest income after provision for
  credit losses ........................     2,947     1,824     8,700     5,461
Noninterest income
     Service charges ...................       631       378     1,827     1,119
     Other .............................       345       229     1,227       685
                                           -------   -------   -------   -------
        Total noninterest income .......       976       607     3,054     1,804
Noninterest expense
     Salaries and employee benefits ....     1,556       898     4,734     2,741
     Occupancy expense, net ............       478       293     1,327       876
     Other noninterest expense .........       965       663     2,833     1,852
                                           -------   -------   -------   -------
     Total noninterest expense .........     2,999     1,854     8,894     5,469
                                           -------   -------   -------   -------
Earnings before federal income taxes ...       924       577     2,860     1,796
     Provision for income taxes ........       306       197       991       561
                                           -------   -------   -------   -------
        Net earnings ...................   $   618   $   380   $ 1,869   $ 1,235
                                           =======   =======   =======   =======
        Net earnings per share (basic) .   $  0.30   $  0.28   $  0.91   $  0.91
        Net earnings per share (diluted)      0.29      0.26      0.88      0.86

        (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                             -----------------   ------------------
                                               1998      1997     1998       1997
                                             -------   -------   -------    -------
Net earnings .............................   $   618   $   380   $ 1,869    $ 1,235
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period .............       393       109       405        217
     Less:  reclassification adjustment
        for gains included in net earnings      --        --          (2)        (8)
                                             -------   -------   -------    -------
                                                 393       109       403        209
                                             -------   -------   -------    -------
Comprehensive income .....................   $ 1,011   $   489   $ 2,272    $ 1,444
                                             =======   =======   =======    =======

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                           ---------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:
           Net earnings ................................   $  1,869    $  1,235
           Adjustments to reconcile net earnings to
              net cash provided by operating activities:
              Provision for loan losses ................        432         312
              Depreciation .............................        713         425
              Gain on sale of bank premises and
               equipment ...............................        (74)         (5)
              Gain on sale of available-for-sale
               securities ..............................         (3         (12)
              Amortization of premiums, net of
               (accretion) and discounts on securities .        154          53
              Effect of phantom stock plan .............         48         134
              Decrease (increase) in other assets ......         39        (131)
              Decrease in other liabilities ............       (521)       (330)
                                                           --------    --------

               Net cash provided by operating activities      2,657       1,681

Cash flows from investing activities:
           Proceeds from sale of available-for-sale
            securities .................................      4,542       1,012
           Proceeds from principal repayments,
            maturities, and calls of
            available-for-sale securities ..............     20,987       3,323
           Purchases of available-for-sale securities ..    (31,369)     (2,817)
           Net (increase) decrease in loans ............    (12,111)      3,487
           Proceeds from sales of bank premises and
            equipment ..................................        234          62
           Purchases of bank premises and equipment ....     (1,805)       (490)
                                                           --------    --------
                 Net cash (used in) provided by
                 investing activities ..................    (19,522)      4,577

Cash flows from financing activities:
           Issuance of common stock ....................       --             4
           Net decrease in securities sold under
            agreements to repurchase ...................       --        (1,000)
           Sale of treasury stock ......................       --             3
           Purchase of treasury stock ..................       (187)       --
           Net decrease in deposits ....................     (6,354)     (2,027)
           Advance from Federal Home Loan Bank .........      3,000        --
           Dividends paid ..............................       (369)       (244)
                                                           --------    --------
                 Net cash (used) provided by financing
                  activities ...........................     (3,910)     (3,264)
                 Net increase in cash and cash
                  equivalents ..........................    (20,775)      2,994

Cash and cash equivalents at beginning of period .......     40,065      18,472
                                                           --------    --------
Cash and cash equivalents at
 end of period .........................................   $ 19,290    $ 21,466
                                                           ========    ========

   (See accompanying notes to interim consolidated financial statements)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1)  BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Bay Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Bayshore National Bank (the "Bank"), Bay Bancshares of Delaware, Inc. ("BBDI") and BayBanc Independent Insurance Agency ("BBIIA"). All significant intercompany transactions and balances have been eliminated.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. Operating results for the Nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  EARNINGS PER COMMON SHARE

        Earnings per common and common equivalent share was computed based on the following:

                                             Three Months Ended   Nine Months Ended
                                                 September 30,     September 30,
                                                ---------------   ---------------
                                                1998      1997     1998    1997
                                                ------   ------   ------   ------
                                                 (Unaudited)        (Unaudited)
Net earnings available to common shareholders   $  618   $  380   $1,869   $1,235

Basic weighted average shares
 outstanding ................................    2,045    1,357    2,048    1,357
Diluted weighed average shares
 outstanding ................................    2,130    1,440    2,136    1,440


Basic earnings per common share .............   $ 0.30   $ 0.28   $ 0.91   $ 0.91

Diluted earnings per common share ...........   $ 0.29   $ 0.26   $ 0.88   $ 0.86

(3)  COMPREHENSIVE INCOME

        Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus unrealized gain or loss on securities.

        The tax effects of comprehensive income are as follows:

                                           THREE MONTHS ENDED             THREE MONTHS ENDED
                                           SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                      ------------------------------ ------------------------------
                                              (Unaudited)                    (Unaudited)
                                     BEFORE TAX    TAX      NET OF   BEFORE TAX    TAX      NET OF
                                       AMOUNT    EXPENSE  TAX AMOUNT   AMOUNT     EXPENSE    AMOUNT
                                      --------  ---------  ---------  ---------  ---------  --------
Unrealized gains on securities:
  Unrealized holding gains arising

   during period                      $   527   $   (134)  $    393  $    146   $    (37)  $   109
  Less:reclassification adjustments
   for gains included in net earnings       -          -          -         -          -         -
                                      --------  ---------  --------- ---------  ---------  --------

  Comprehensive income                    527       (134)       393       146        (37)      109
                                      ========  =========  ========= =========  =========  ========

                                            NINE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                      ------------------------------ ------------------------------
                                               (Unaudited)                    (Unaudited)

                                       BEFORE     TAX                 BEFORE      TAX
                                        TAX     (EXPENSE)   NET OF     TAX     (EXPENSE)    NET OF
                                      AMOUNT     BENEFIT    AMOUNT    AMOUNT    BENEFIT     AMOUNT
                                      --------  ---------  --------- ---------  ---------  --------
Unrealized gains on securities:
    Unrealized holding gains arising
     during period                    $  543    $  (138)   $   405   $    291   $   (74)   $   217
    Less:  reclassification
     adjustments for gains included
     in net earnings                      (3)         1         (2)       (12)        4         (8)
                                      --------  ---------  --------- ---------  ---------  --------

 Comprehensive income                  $  540    $  (137)   $   403   $   279    $  (70)    $  209
                                      ========  =========  ========= =========  =========  ========

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"). The Company currently serves its market areas from its headquarters in La Porte and ten full-service banking office locations in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas. Additionally, the Company operates two LPOs in Houston and another in the Clear Lake/NASA area of Houston, Texas.

OVERVIEW

        The Company's performance during the nine month period ended September 30, 1998, as compared to the nine month period ended September 30, 1997, was affected by several events. In November 1997, the Bank acquired Texas Bank, Baytown, Texas, Texas National Bank of Baytown, Texas and First Bank of Deer Park, Texas (the "1997 Acquisitions"). As a result of these acquisitions, the Company experienced increased earnings through volume growth, margin improvements and increases in fee based income. During this same period operating expenses increased as the Company fully integrated the 1997 Acquisitions, completed the conversion to a new Year 2000 ("Y2K") compliant mainframe computer system and incorporated comprehensive communication upgrades. Operational expenses have increased and will affect future periods as a result of the major technology investments. However, the capabilities provided by these investments position the Company not only for future expansion but to also offer state-of-the art customer products that facilitate the ability to capitalize on technological efficiencies, remain competitive and generate internal growth. Working towards a paper-less environment, the Company rolled out imaged statements on all retail and commercial customer accounts during the third quarter, 1998. Additionally, the Company began offering Internet banking for retail customers enabling account access and automated bill paying. For commercial customers, the Company introduced cash management capabilities that include both Internet account access and an automated sweep investment product.

        On June 30, 1998 the Company announced that the Board of Directors approved the repurchase of up to $500,000 of Company common stock. As of October 21, 1998 the Company, using excess funds repurchased 13,500 shares of common stock in the open market in two separate trades at a total cost of $187,000. As of October 21, 1998 there were 2,035,603 shares of common stock outstanding.

        Net income for the nine months ended September 30, 1998 was $1.9 million compared with $1.2 million for the nine months ended September 30, 1997, an increase of $634,000 or 51.34%. Per share (basic) earnings remained unchanged at $0.91 for the nine months ended September 30, 1998 and 1997 respectively. Per share (diluted) earnings increased $0.02 to $0.88 for the nine months ended September 30, 1998 from $0.86 for the same period ended September 30, 1997. Net income for the third quarter of 1998 was $618,000, an increase of $238,000 or 62.63% compared with $380,000 for the same period in 1997. Per share (basic) earnings increased $0.02 to $0.30 for the third quarter of 1998 from $0.28 for the same period in 1997. Per share (diluted) earnings increased $0.03 to $0.29 for the third quarter of 1998 from $0.26 for the same period in 1997. Net income increased in the third quarter 1998 primarily due to a higher dollar amount of interest earning assets, continued margin improvements, fees generated by the Mortgage Lending Division, gains on the sale of SBA loans and volumes generated by the 1997 Acquisitions. Volumes in the Mortgage Lending Division continue to grow as a result of the decline in mortgage lending rates and the increased sales emphasis on generating new loans. As the Company immediately sells the loans, subsequent fee income and the profitability of the department continues to grow. Fee income generated year to date is $190,000 and generated quarter to date is $76,000. With start up costs expensed during the first half of 1998, the affiliation with Bayshore Insurance Agency ("BIA") has generated a small level of fee income for the Company. Existing customer referrals, continued sales development and other new business production efforts should provide for increasing levels of fee income as the Mortgage Lending Division, SBA LPOs, and BIA continues to grow. The increase in net income was supplemented through the elimination of acquisition and conversion related expenses following the full integration of the 1997 acquisitions and the completion of the Y2K compliant mainframe and communication system conversions.

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

        Net interest income for the nine months ended September 30, 1998 was $9.1 million compared with $5.8 million for the nine months ended September 30, 1997, an increase of $3.3 million or 56.90% and an increase of $1.1 million or 55.00% in the third quarter of 1998 as compared with the third quarter of 1997. Average interest-earning assets decreased from 91.43% of total average assets at September 30, 1997 to 88.98% of total average assets at September 30, 1998. Average interest-earning assets for the nine months ended September 30, 1998 compared to the same period in 1997 decreased primarily due to the Company's technology investment along with the 1997 Acquisition related land and building purchases. Average gross loans increased to $162.6 million for the nine months ended September 30, 1998 from $117.2 million for the nine months ended September 30, 1997, an increase of $45.4 million or 38.74%.

        Net interest income was improved by a decrease in the cost of interest-bearing liabilities from 4.06% in September 30, 1997 to 4.02% for the nine months ended September 30, 1998. Average interest-bearing deposits increased to $183.2 million for the nine months ended September 30, 1998 from $136.7 million for the nine months ended September 30, 1997, an increase of $46.5 million or 34.02%. This growth was primarily attributable to the 1997 Acquisitions.

        The Company posted net interest margins of 5.03% and 4.51% and net interest spreads of 4.05% and 3.71% for the periods ended September 30, 1998 and September 30, 1997, respectively. The increase in net interest margin from the third quarter of 1997 to the third quarter of 1998 reflects a thirty basis point increase in the yield on average interest-earning assets and a four basis point reduction in the cost of interest-bearing liabilities.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   Nine Months Ended September 30,
                                           ----------------------------------------------------------------------------
                                                            1998                                  1997
                                           -------------------------------------   ------------------------------------
                                              Average      Interest     Average      Average     Interest     Average
                                           Outstanding      Earned/      Yield/    Outstanding    Earned/      Yield/
                                              Balance        Paid         Rate       Balance       Paid        Rate
                                            -----------    ---------   ---------    ---------    ---------   ---------
                                                                      (Dollars in thousands)
Assets
Interest-earning assets:
    Loans ...............................   $   162,632    $  11,076   $    9.08%   $ 117,196    $   7,535   $    8.57%
    Securities ..........................        67,992        3,081        6.04%      44,209        2,006        6.05%
    Federal funds sold and other
      temporary investments .............        11,475          491        5.71%       9,038          397        5.86%
                                            -----------    ---------   ---------    ---------    ---------   ---------
      Total interest-earning
      assets ............................       242,099       14,648        8.07%     170,443        9,938        7.77%
                                            -----------    ---------   ---------    ---------    ---------   ---------
    Less allowance for loan losses ......        (1,998)                               (1,457)
                                            -----------                             ---------
    Total interest-earning assets,
      net allowance .....................       240,101                               168,986
    Nonearning assets ...................        31,975                                17,425
                                            -----------                             ---------
        Total assets ....................   $   272,076                             $ 186,411
                                            ===========                             =========
Liabilities and stockholders' equity
Interest-bearing liabilities:

    Interest-bearing demand deposits ....   $    29,472    $     249        1.13%   $  19,285    $     169        1.17%
    Public fund deposits ................         3,162           78        3.29%       3,174           77        3.25%
    Savings and money market
      accounts ..........................        55,661        1,422        3.41%      41,778        1,054        3.36%
    Certificates of deposit .............        94,170        3,737        5.29%      72,015        2,849        5.27%
    Federal funds purchased, FHLB
      line of credit and other borrowings           714           30        5.60%         429           16        5.10%
                                            -----------    ---------   ---------    ---------    ---------   ---------
        Total interest-bearing
           liabilities ..................       183,179        5,516        4.02%     136,681        4,165        4.06%
                                            -----------    ---------   ---------    ---------    ---------   ---------
Noninterest-bearing liabilities:
    Noninterest-bearing demand
      deposits ..........................        62,298                                32,350
    Other liabilities ...................         3,335                                 3,876
                                            -----------                             ---------
        Total liabilities ...............       245,477                               172,907
                                            -----------                             ---------
Stockholders' equity ....................        23,264                                13,504
                                            -----------                             ---------
        Total liabilities and
          stockholders' equity ..........   $   272,076                             $ 186,411
                                            ===========                             =========

    Net interest income .................                  $   9,132                             $   5,773
                                                           =========                             =========
    Net interest spread .................                                   4.05%                                 3.71%
                                                                       =========                             =========
    Net interest margin .................                                   5.03%                                 4.51%
                                                                       =========                             =========

Provision for Loan Losses

        The provision for loan losses increased to $432,000 for the nine months ended September 30, 1998 from $312,000 for the same time period in 1997, a increase of $120,000 or 38.46%.

Noninterest Income

        Noninterest income is an important source of revenue for financial institutions. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the nine months ended September 30, 1998 was $3.1 million compared with $1.8 million for the nine months ended September 30, 1997, an increase of $1.3 million or 72.22%. Noninterest income in the third quarter of 1998 increased primarily as a result of additional service fees generated from the 1997 Acquisitions, gain on the sale of SBA loans and ATM fee income.


        The following table presents for the periods indicated the major categories of noninterest income:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------   -----------------------
                                                   1998         1997         1998         1997
                                                 ----------   ----------   ----------   ----------
                                                 (Dollars in thousands)    (Dollars in thousands)
Service charges on deposit accounts             $      631    $     378    $   1,827    $   1,119
Gain on sale of SBA loans                               81           72          383          213
ATM fee income                                          96           50          253          155
Alternative investments                                 26           56          117          145
Other noninterest income                               142           51          474          172
                                                 ----------   ----------   ----------   ----------
     Total noninterest income                    $     976    $     607    $   3,054    $   1,804
                                                 ==========   ==========   ==========   ==========

Noninterest Expense

        In the nine month period ended September 30, 1998, noninterest expense increased $3.4 million or 61.82% to $8.9 million from $5.5 million for the period ended September 30,1997 and increased $1.1 million or 57.89% in the third quarter of 1998 as compared with the third quarter of 1997. The increase reflects additional expenses including amortization of goodwill of $294,000, increased facility costs from the 1997 Acquisitions, operational expenses incurred during the Company's conversions to a new mainframe computer system and comprehensive communication network, and start up costs associated with the Mortgage Lending Division. Accomplishment of these goals negatively impacts net earnings. However, management believes the infrastructure is now in place positioning the Company for future growth and to compete with any super-regional or national banking organization with respect to communications and electronic convenience to the customer.

        The following table presents for the periods indicted the major categories of noninterest expense:

                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                 -----------------------   -----------------------
                                                   1998         1997         1998         1997
                                                 ----------   ----------   ----------   ----------
                                                 (Dollars in thousands)    (Dollars in thousands)
Employee compensation and benefits              $    1,556   $      898    $   4,734    $   2,741
Non-staff expense:
     Net bank premises expense                         241          135          650          409
     Equipment rentals, depreciation and
maintenance                                            237          158          677          467
     Data processing                                    77           36          206          107
     Professional fees                                 148           66          391          225
     Regulatory assessments/FDIC insurance              49           25          110           76
     Ad valorem and franchise taxes                     72           48          214          139
     Other                                             619          488        1,912        1,305
                                                 ----------   ----------   ----------   ----------
        Total non-staff expenses                     1,443          956        4,160        2,728
                                                 ----------   ----------   ----------   ----------
        Total noninterest expense                $   2,999    $   1,854    $   8,894    $   5,469
                                                 ==========   ==========   ==========   ==========

        Employee compensation and benefit expense for the nine months ended September 30, 1998 was $4.7 million, an increase of $2.0 million or 74.07% from $2.7 million in the same period of 1997 and an increase of $658,000 or 73.27% in the third quarter of 1998 as compared with the third quarter of 1997. The increase was principally due to additional staff associated with the 1997 Acquisitions, start up staffing costs of the Mortgage Lending Division and additional temporary staff associated with the Company's mainframe computer and communication conversions.

        Non-staff expense increased to $4.2 million for the nine month period ended September 30, 1998 from $2.7 million for the same period in 1997, an increase of $1.5 million or 55.56% and an increase of $487,000 or 50.94% in the third quarter of 1998 as compared with the third quarter of 1997. This increase was due to additional expenses including the amortization of goodwill associated with the 1997 Acquisitions, increased advertising costs related to the Company's expansion, increased legal fees as the Company continues to grow and aggressively pursue collection activities, start up costs associated with the Mortgage Lending Division and expenses related to the Company's mainframe computer and communication conversions.

Financial Condition

        Total assets as of September 30, 1998 were $274.3 million compared with $276.3 million at December 31, 1997 a decrease of $2.0 million or 0.72%. At September 30, 1998, investment securities totaled $69.2 million, an increase of $6.2 million or 9.84% from $63.0 million at December 31, 1997. Net loans were $165.1 million at September 30, 1998, an increase of $11.3 million or 7.35% from $153.8 million at December 31, 1997. Third quarter 1998 balance sheet growth was attributable primarily to the 1997 Acquisitions and internal loan growth.

        The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Allowance for credit losses as of September

30, 1998 was $2.0 million or 1.20% of outstanding loans compared with $2.0 million or 1.28% of outstanding loans as of December 31, 1997.

        The Company's total deposits for the nine months ended September 30, 1998 were $242.7 million, a decrease of $6.4 million or 2.57% from $249.1million at December 31, 1997. Deposits for the nine months ended September 30, 1998 compared to December 31, 1997 decreased primarily due to a decline in non-interest bearing demand deposits.

        Stockholders' equity increased from $24.5 million at September 30, 1997 to $26.3 million at September 30, 1998, an increase of $1.8 million or 7.35%. As of September 30, 1998 the Company's ratio of stockholders' equity to total assets was 9.59% as compared with 8.87% as of December 30, 1997.

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

        The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.7 million and $1.7 million for the nine months ended September 30, 1998 and 1997 respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 1998 compared with the same period in 1997 was primarily due to the increase in other liabilities in 1997.

        Net cash (used in) provided by investing activities was ($19.5) million and $4.6 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash (used in) provided by investing activities for the nine months ended September 30, 1998 compared with the same period in 1997 was primarily due to the purchase of available-for-sale securities in 1998 and the increase in loans in 1998.

        Net cash (used in) financing activities was ($3.9) million and ($3.3) million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash (used in) financing activities for the nine months ended September 30, 1998 compared with the same period in 1997 was primarily due to the decrease in deposits in 1998. During the third quarter of 1998, the Company utilized the funding mechanism of the Federal Home Loan Bank by advancing $3.0 million for a one year period. The advance will be used as a low cost funding source for the Company's lending and investment activities.

        Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of September 30, 1998 and with regulatory standards.

                                                           Actual Ratio
                                            Minimum       September 30,
                                            Required           1998
                                         --------------------------------
THE COMPANY
Leverage ratio                               3.00%            6.86%
Tier 1 risk-based capital                    4.00%            9.64%
Risk-based capital ratio                     8.00%            10.71%

THE BANK
Leverage ratio                               3.00%            6.79%
Tier 1 risk-based capital                    4.00%            9.66%
Risk-based capital ratio                     8.00%            10.74%

Year 2000

        GENERAL. The Year 2000 problem affects computers, computer software, and other devices which contain an embedded computer chip that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest calculations, payments or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its correspondent institutions, its suppliers, and its significant depository and/or borrowing customers, there could be a material adverse impact on the Company's financial condition or results of operations.

        STATE OF READINESS. The Company established a Year 2000 Action Committee in 1997 to ensure there will be no material adverse effect on customers or disruption of business operations as a result of a failure of the Company or its third parties to properly process any data, on or after January 1, 2000. This committee is comprised of senior management of the Bank, as well as the manager of each department of the Bank. The Board of Directors and senior management of the Company fully support the Year 2000 initiative and have allocated sufficient resources to ensure the timely completion of this project. The committee established a Year 2000 plan, approved by the Board of Directors of the Company, which is comprised of five phases: Awareness, Assessment, Renovation, Validation, and Implementation. This plan, as well as the Company's compliance with the Year 2000 initiative, was reviewed by the Office of the Comptroller of the Currency in 1998.

        The Company completed both the Awareness and Assessment phases in the third quarter of 1997. An inventory of all systems and products (including both information technology [IT] and non-information technology [non-IT] systems) was performed, and a risk assessment and prioritization of those systems completed. The Company performs all of its processing in-house, although it does not utilize any in-house programming. The computer hardware and operating system utilized for processing are IBM products which have been certified as Year 2000 compliant by IBM. The mainframe computer application is also certified as Year 2000 compliant by its developer, Jack Henry & Associates. All other hardware and software utilized is provided by established companies who retain the responsibility of Year 2000 compliance for their product. All respective vendors of such companies (for both IT and non-IT applications) were contacted to determine the status of their systems with regards to the Year 2000 problem. Their responses are being actively monitored and testing strategies and schedules have been developed based on their responses.

        The Company is currently working on the Renovation and Validation phases of the Year 2000 plan. The Renovation phase includes hardware and software upgrades, system replacements, vendor certifications, and other associated changes. The Validation phase includes testing upgraded components, connections with other systems verified, and all changes should be accepted by internal and external customers. It is anticipated that these phases will be completed by the end of the first quarter of 1999. Further, the Company is in the process of finalizing the Company's Year 2000 contingency plan. It is anticipated that the contingency plan will be completed and approved by the Board of Directors by the end of 1998. The Company anticipates that the Implementation phase will be completed by the end of the second quarter of 1999. In this phase, systems are certified as Year 2000 compliant and accepted by users. For any systems which fail certification, the Company's contingency plan will implemented for that particular application.

        COSTS OF COMPLIANCE. Management does not expect that the costs for bringing affected hardware and software applications into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, management's ability to predict the cost associated with Year 2000 compliance is subject to some uncertainties. While the Company has made efforts to obtain appropriate representations and assurances from third party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issue, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

        RISKS RELATED TO THIRD PARTIES. During the second quarter of 1998, the Company performed a risk assessment of the potential impact of third parties' failure to adequately address the Year 2000 problem. The Company identified its largest dollar deposit relationships (aggregate deposits over $500,000) and loan customers (loan relationships of $200,000 or more), yielding 260 customers who where then sent a Year 2000 questionnaire. The Company received 184 responses (71%) from the survey. Non-responding customers were discussed with servicing offices and an assessment of risk was made based upon the servicing officer's knowledge of the relationship. An analysis of the survey reflects that the majority of the Company's customers have been made aware of the Year 2000 issue and those which are dependent upon software and/or hardware which may affect their business operation have acquired compliant software, or are beginning to start a process to assure compliance by the Year 2000. Out of those surveyed, only a few relationships were deemed to have a moderate risk profile. The Company intends to monitor these relationships to determine whether any further action should be undertaken by the Company to limit it's exposure from that third party. Additionally, the Company set aside an amount for potential Year 2000 related credit risk equal to 0.05% of the loan portfolio. The specific allocation totaled $83,500, and was moved from unallocated reserves to specific reserves in the Allowance for Credit and Lease Losses.

        The Company relies upon the Federal Reserve Bank for electronic fund transfers and check clearing and understands that the Federal Reserve expects its systems to be Year 2000 compliant by the end of 1998. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. In addition, the Company has been proactive in providing information about the Year 2000 problem to its customer base, as well as to the communities in which it serves.


PART II - Other Information

ITEM 1. - Legal Proceedings

        None

ITEM 2. - Changes in Securities

        None

ITEM 3. - Defaults Upon Senior Securities

        None

ITEM 4. - Submission of Matters to a Vote of Security Holders

        None

ITEM 5. - Other Information

        None

ITEM 6. - Exhibits and Reports on Form 8-K

        (a)     The following exhibits are filed with this report;

        EXHIBIT
        NUMBER                      DESCRIPTION
--------------------             ------------------------------
          11                     Computation of Earnings Per Share (included as
                                 Note (2)to the Interim Consolidated Financial
                                 Statements on page 6 of this Form 10-QSB.)

          27                     Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            BAY BANCSHARES, INC.



                                            By:/S/ L.D. WRIGHT   11/13/98
                                                   Larry D. Wright
                                               --------------------------
                                                   Chief Executive Officer

                                            By:/S/ KIM LOVE   11/13/98
                                               --------------------------
                                                    Kim Love
                                                    Controller