Form 10KSB40
period 1998-12-31
BAY BANCSHARES INC
filed 1999-03-30
CIK 1046406

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the fiscal year ended December 31, 1998.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE
      ACT OF 1934

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

      Common Stock, par value $1.00 per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues as of December 31, 1998:  $23,787,000

      Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$14,482,000.

      As of March 15, 1999, the number of outstanding shares of Common Stock was 1,995,603.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III Items 9, 10, 11 and 12 will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1 - Description of Business ..........................................    2
ITEM 2 - Description of Property ..........................................   12
ITEM 3 - Legal Proceedings ................................................   13
ITEM 4 - Submission of Matters to a Vote of Security Holders ..............   13

                                     PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters .........   13
ITEM 6 - Management's Discussion and Analysis or Plan of Operations .......   15
ITEM 7 - Financial Statements .............................................   36
ITEM 8 - Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure ........................................   36

                                    PART III

ITEM 9 -  Directors, Executive Officers, Promoters and Control Persons:
           Compliance With Section 16(a) of the Exchange Act ..............   36
ITEM 10 - Executive Compensation ..........................................   36
ITEM 11 - Security Ownership of Certain Beneficial Owners and Management ..   36
ITEM 12 - Certain Relationships and Related Transactions ..................   37
ITEM 13 - Exhibits and Reports on Form 8-K ................................   37

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

HISTORY

         Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"), which was chartered in 1965, and for Bayport National Bank, which was chartered in 1979. The two banks merged in 1985 in conjunction with a change in Texas branching laws. In 1991, the Company began to expand its operations, diversify its lending base and seek additional deposits by assuming the deposits of Liberty County Federal Savings and Loan Association and Bayshore Federal Savings and Loan, which added branch locations in the cities of Liberty, Cleveland, and Seabrook, Texas. In 1994, the Company established a new branch in Pasadena, Texas. In 1996, the Company assumed the deposits of the Cleveland branch of a commercial bank and opened two Loan Production Offices ("LPOs") in Houston. In the fourth quarter of 1997, the Company successfully completed an initial public offering of 690,000 shares of common stock and consummated the planned acquisitions of Texas Bank, Baytown, Texas ("Texas Bank"), Texas National Bank of Baytown, Texas ("TNB") and First Bank of Deer Park, Texas ("First Bank")(collectively, the "1997 Acquisitions").

         The Company currently serves its communities from its headquarters in La Porte and ten full-service banking office locations in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas. Additionally, the Company operates three LPOs in Houston.

BUSINESS

         The Company's commitment to being the premier provider of financial services in the eastern portion of the greater Houston metropolitan area is reflected in the types of products and services that it makes available to its business and retail customers. The Company offers a wide variety of lending products, including term loans, lines of credit and fixed asset loans to small and medium-sized businesses, and offers consumers automobile, home improvement and personal loans. In addition, the Company has developed expertise in the following:

o INDIRECT LENDING - In 1988, the Company initiated a program of purchasing indirect loans from automobile dealers. The Company purchases almost exclusively "A"-rated loans from a select list of dealers after performing its own analysis of the loan application. At December 31, 1998, the Company's loan portfolio held a total of $65.1 million or 37.94% of outstanding loans in indirect loans with an associated delinquency ratio of 0.46%. Senior management of the Company has extensive experience in indirect automobile financing as well as consumer lending in general.

         Because of increasing competition and accompanying pressure on yields in the indirect market, management has shifted its focus to other lending products, as described below. The Company does not intend to exit the indirect business, but rather to grow other areas in order to further diversify its lending risk.

o COMMERCIAL LENDING/REAL ESTATE LENDING - The Company's primary market is located in the heart of the eastern Harris County manufacturing and petrochemical district. While the Company has no extensions of credit to oil production or exploration concerns and historically has not pursued this line of business, the Company has gained an expertise in fulfilling the banking needs of the businesses that service this industry. Maintaining a reasonably diverse commercial customer base, the Company offers real estate financing for owner-occupied businesses, lines of credit, working capital, equipment and inventory financing. At December 31, 1998, the Company's loan portfolio held a total of $76.6 million or 44.64% of outstanding loans in commercial and real estate loans excluding factored receivables and commercial Small Business Administration ("SBA") loans.

o SBA LENDING - The Bank is a Preferred Lender under the federally guaranteed SBA lending program. Under this program, the Bank originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. The guaranteed portion of these loans is generally sold into the secondary market with servicing retained. At December 31, 1998, the Company's loan portfolio held a total of $7.3 million or 4.25% of outstanding loans in the retained portion of SBA commercial and real estate loans. The Company uses its three LPOs which are located in the City of Houston to generate SBA loans.

o MORTGAGE LENDING DIVISION - In 1997, the Company launched the Mortgage Lending Division, which is comprised of two departments; the Construction Department and the Retail Department. The Construction Department provides financing to build new homes for builders and individuals in established subdivisions. All construction loans are funded as work is completed and have a maturity of six to 12 months. The Retail Department originates long-term (permanent) financing for individuals and families for terms of ten to 30 years and then immediately sells them in the secondary market, which generates loan fee income. The financing can be for the purchase or refinancing of a homestead or investment property. All types of plans are available including conventional, FHA and VA loans that include fixed rate, six month to ten year adjustable rate mortgages, LIBOR, limited documentation, no income and no ratio loans.

         The Company funds its lending activities primarily from its core deposit base. These deposits are gathered from the local market with no material portion dependent upon any one person, entity or industry. The Company also pursues public deposits from entities such as schools, cities and colleges. The Company has developed an ability to compete with regional banks for public deposits through competitive pricing and developing continuing relationships based on service with the individuals responsible for the administration or selection of financial institutions to hold these funds.

         The Company has enhanced its relationship banking capabilities with its most profitable customers by marketing individually to the top 5% of its customer base (Tier 1 accounts) and the next 10% of its customer base (Tier 2 accounts). The Tier 1 customers are provided with a pass key which enables them to enter the Bank through a private entrance before and after normal banking hours and are assigned a specific Bank officer to service their banking needs. Each Tier 1 and Tier 2 customer is personally contacted a minimum of eight times per year by an assigned officer.

         The Company builds customer loyalty through exceptional service levels, a wide variety of products and responsive local decision making. To complement its traditional banking products, the Company endeavors to be a full financial services organization by continuing to develop and enhance additional financial services. The Company currently employs five full-time investment brokers offering various alternative investments such as annuity and mutual fund products. Additionally, the Bank established an insurance subsidiary, BayBanc Independent Insurance Agency, Inc. ("BBIIA") which was granted a license to sell both life insurance and property and casualty insurance by the Texas Department of Insurance in January 1998. The Company also established a direct affiliation with Bayshore Insurance Agency ("BIA") which became operational in June 1998 with the acquisition of a long-standing profitable insurance operation in the La Porte, Texas community. The Bank has agreed to provide lease space, data processing, clerical, payroll and other related fee-based services to BIA.

         During 1998, the Company increased its commitment to technology by purchasing and converting to an advanced line of core software and installing new communication technology into its branch network and communication systems. The Company completed conversion of the new core software in late March 1998. The Company believes that its new technology will allow it to compete effectively with any super-regional or national banking organization with respect to communications and electronic convenience to the customer. Not only does the new technology allow the Company to compete effectively but it promotes a higher level of community banking service and added technological efficiencies. In September 1998, the Bank's virtual banking site "Click Bank!SM" went online, offering a convenient alternative to traditional banking. Among other capabilities, this virtual banking site offers the retail customer 24 hour access to account activity and the ability to view check images and to conduct banking transactions. In November

1998, the Bank introduced the "Navigator Series", a comprehensive Internet-based treasury management program which offers an array of commercial banking products and services allowing the commercial customer to manage cash, investments and general account activity. The new communications network has enhanced the Company's call center by enabling highly trained personnel to focus on both inbound and outbound sales calling efforts.

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

         The Company's strategy is to compete effectively not just with other commercial banks but with a variety of providers of financial services by providing a responsive blend of relationship banking and a full line of financial service products, including a full line of brokerage and insurance products. The Company continually looks for additional acquisitions and branching opportunities to enhance its retail delivery systems throughout the greater Houston metropolitan area.

SUPERVISION AND REGULATION

         The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

         ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains inefficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

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

         The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

         ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

         CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 9.72% and its ratio of total capital to total risk-weighted assets was 10.72%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

         In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 6.84%.

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

         The OCC's risk-based capital guidelines generally require banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 9.63% and its ratio of total capital to risk-weighted assets was 10.63%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

         The OCC's leverage guidelines require national banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 6.76%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

         CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

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

         The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

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

EMPLOYEES

         As of December 31, 1998, the Company had 154 full-time employees, 40 of whom were officers, and 16 part-time employees. The Company provides medical and hospitalization insurance to its full-time employees. The Company actively and continually trains its employees in the areas of successful sales and service, long-term customer relationships, teller excellence, business development and consumer lending. As part of this process, virtually every employee is placed on incentive and merit standards which award compensation based on the achievement of sales goals and other business development-related goals. The Company is not a party to any collective bargaining agreement. The Company considers its relations with employees to be excellent.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

         The Company conducts business at ten full-service banking office and three LPOs. The following table sets forth specific information on each such location. The Company's headquarters are located at 1001 Highway 146 South in La Porte in a two story office building owned by the Bank. Unless otherwise noted, all facilities are owned by the Company.

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

     Pasadena                                  5960 Fairmont Parkway
                                               Pasadena, Texas 77505

     Seabrook                                  2929 Nasa Road One
                                               Seabrook, Texas 77589

     Baytown - Decker Office                   1900 Decker Drive
                                               Baytown, Texas 77520

     Baytown - Garth Office                    6810 Garth Road
                                               Baytown, Texas 77521

     Mont Belvieu (1)                          11522 Eagle Drive
                                               Mont Belvieu, Texas 77580

     Liberty                                   2329 North Main
                                               Liberty, Texas 77535

     Cleveland                                 1408 East Houston
                                               Cleveland, Texas 77327

     Northwest LPO - Houston (2)(3)            9835 North Villa Drive
                                               Houston, Texas 77064

     Southeast LPO - Pasadena (3)              5960 Fairmont Parkway
                                               Pasadena, Texas 77505

     West LPO - Houston (3)(4)                 8323 Southwest Freeway, Suite 270
                                               Houston, Texas 77074

     Bayshore Center (5)(6)                    719 8th Street
                                               La Porte, Texas 77571

--------------------------------------------------------------------------------
(1) In February 1998, the Company consolidated the Mt. Belvieu grocery store office into the full-service banking facility located across the street from such office in Mt. Belvieu.
(2)   This facility is provided without charge by the officer of this LPO.
(3)   Indicates loan production office.
(4)   This facility is leased month to month at an annual cost of $7,000.
(5)   Mortgage Lending Division headquarters and lease space for BIA.
(6)   This facility is leased at an annual cost of $46,000.

ITEM 3 - LEGAL PROCEEDINGS

         Neither the Company nor the Bank is currently a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "BAYB". As of March 15, 1999, there were 1,995,603 shares of the Company's Common Stock outstanding and held of record by approximately 700 shareholders. The table below shows the reported high and low closing sale prices of the Common Stock for the periods indicated during the fiscal years ended December 31, 1998 and 1997:

                                                               High        Low
                                                            ---------   --------


Fourth Quarter 1998 ....................................      $15.25      $12.25

Third Quarter 1998 .....................................       19.50       12.44

Second Quarter 1998 ....................................       24.00       17.00

First Quarter 1998 .....................................       23.00       19.00

Fourth Quarter 1997 (since November 12, 1997) ..........       19.75       16.00

         Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since December 1992 and paid quarterly dividends aggregating $0.24 per share per annum in 1998, there is no assurance that the Company will continue to pay dividends in the future.

         For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Prior to declaring a dividend, a national bank must transfer to surplus 10% of its net profits earned since its last dividend unless its surplus equals or exceeds stated capital. As of December 31, 1998, the Bank's surplus exceeded its stated capital. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus its retained profits plus its retained profits for the preceding two years, less any required transfers to capital surplus. See "Business-Supervision and Regulation-The Bank".

         In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors.

         The cash dividends paid per share by quarter were as follows:

                                                          1998            1997
                                                       ---------        --------

Fourth Quarter .............................             $0.06           $0.06
Third Quarter ..............................              0.06            0.06
Second Quarter .............................              0.06            0.06
First Quarter ..............................              0.06            0.06

         On January 6, 1999, the Company announced the completion of the June 30, 1998 Common Stock repurchase plan whereby the Company's Board of Directors authorized the Company to spend up to $500,000 to repurchase shares of its Common Stock. On February 2, 1999 the Company announced that its Board of Directors authorized the Company to spend up to an additional $1.0 million to repurchase shares of its Common Stock. Such repurchases will be made through the open market at current market price. The Company intends to use its available cash to fund the share repurchase.


DESCRIPTION OF CAPITAL STOCK

         The authorized capital stock of the Company Consists of (i) 10,000,000 shares of Preferred Stock, $1.00 per share value, issuable in series, none of which are issued and outstanding and (ii) 50,000,000 shares of Common Stock, $1.00 per share par value, of which 2,091,029 shares were issued and 2,017,603 shares were outstanding as of December 31, 1998. The terms of any new series of preferred stock may be fixed by the Board of Directors of the Company within certain limits set by the Company's Articles of Incorporation. As of December 31, 1998, an additional 35,800 shares of Common Stock were issuable upon exercise of the Company's outstanding employee stock options, and 66,630 shares of Common Stock were issuable under the Bay Bancshares, Inc. 1993 Phantom Stock Plan.

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

         Holders of Common Stock will be entitled to receive dividends out of funds legally available therefor, if and when properly declared by the Board of Directors. However, the Board of Directors may not declare or pay cash dividends on Common Stock, and no Common Stock may be purchased by the Company, unless full dividends on outstanding Preferred Stock are paid for the current dividend period, and with respect to any outstanding cumulative Preferred Stock, all past dividend periods.

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












SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in the documents incorporated into this document by reference, including matters discussed under the captions "Management's Discussion and Analysis or Plan of Operation," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "contemplated," "intends," "plans," "believes," "seek," "will," "would," "should," "projected" and similar expressions are intended to identify such forward-looking statements.

         The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (1) the effects of future acquisitions, if any; (2) the concentration of indirect automobile dealer paper in the loan portfolio; (3) the effects of future economic conditions on the Company and its customers; (4) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (5) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (6) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual fund and other financial institutions operation in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet; (7) the failure of assumptions underlying the establishment of reserves for credit losses and the fact that estimations of values of collateral and various financial assets and liabilities and technological changes, including "Year 2000" data systems compliance issues, are more difficult or expensive than anticipated; and (8) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Management's Discussion and Analysis or Plan of Operations analyzes the major elements of the Company's balance sheets and statements of earnings. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

         Net earnings available to stockholders were $2.7 million, $1.8 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, and earnings per share (diluted) were $1.25, $1.16 and $0.97 for these same periods. Earnings per share (diluted) on a cash basis (excluding the amortization of goodwill) for the years ended December 31, 1998, 1997 and 1996 were $1.43, $1.20 and $0.97 respectively. Earnings growth from 1997 to 1998 resulted primarily from a higher dollar amount of interest-earning assets derived from the 1997 Acquisitions, a gain on the sale of SBA loans and the income resulting from the Company's origination of third party mortgage loans. However, 1998 earnings were impacted by the expenses related to the Company's mainframe computer conversion. Additionally, the Company continues to enjoy improved yields and a low cost of funds (which declined slightly from 1997 to 1998), which have resulted in an improved net interest margin. Earnings growth from 1996 to 1997 resulted from internal loan growth, a gain on the sale of Bank owned property, a higher net interest margin, gains on the sale of SBA loans generated by the LPOs and the increased volume generated by the 1997 Acquisitions. The Company posted returns on average assets of 0.97%, 0.91% and 0.79% and returns on average common equity of 11.05%, 12.39% and 11.29% for the years ended 1998, 1997 and 1996, respectively.

         Total assets at December 31, 1998, 1997 and 1996 were $284.3 million, $276.3 million and $189.0 million, respectively. Total deposits at December 31, 1998, 1997 and 1996 were $252.7 million,

$249.0 million and $173.3 million, respectively. In 1998, the Company increased its asset and deposit base primarily through internal loan growth and public fund deposits. Loans, net of allowance for credit losses, were $169.6 million at December 31, 1998, compared with $153.8 million at the end of 1997. The growth in net loans is primarily attributable to an increase in real estate loans and interim construction loans. These increases predominantly resulted from the Company's sales and marketing efforts through management's strategic decision to shift the loan portfolio from indirect consumer lending to higher yielding commercial and real estate lending. Loans were $118.5 million at the end of 1996. Common stockholders' equity was $26.5 million, $24.5 million and $12.9 million at December 31, 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

         1998 VERSUS 1997. Net interest income totaled $12.3 million in 1998 compared with $8.3 million in 1997, an increase of $4.0 million or $48.19%. The increase is due to higher interest income on a higher amount of interest-earning assets. Interest expense increased by $1.6 million due to an increase in deposits but was offset by a $5.6 million increase in interest income. This resulted in net interest margins of 5.03% and 4.64% and net interest spreads of 4.06% and 3.84% for 1998 and 1997, respectively.

         The increase in net interest income was the result of a higher dollar amount of interest-earning assets derived from the 1997 Acquisitions, internal loan growth, increased fees generated from the Mortgage Lending Division, a continued low cost funding source and a shift in the loan portfolio from lower yielding indirect auto loans to higher yielding commercial and real estate loans. An increase in average interest-earning assets of $65.1 million, which combined with an increase in net interest margin of 39 basis points, resulted in an increase in net interest income of $4.0 million. Average loans increased $43.1 million or 35.56% in 1998 from $121.2 million in 1997. The average securities portfolio increased $22.6 million or 48.81% in 1998 from $46.3 million in 1997 primarily as a result of the 1997 Acquisitions.

         1997 VERSUS 1996. Net interest income totaled $8.3 million in 1997 compared with $7.2 million in 1996, an increase of $1.1 million or 15.28%. The increase is primarily due to the higher interest income on loans. Interest expense increased by $361,000 but was offset by a $1.4 million increase in interest income. This resulted in a net interest margins of 4.64% and 4.38% and net interest spreads of 3.84% and 3.64% for 1997 and 1996, respectively.

         The increase in average loans for 1997 was primarily due to internal loan growth and the 1997 Acquisitions. An increase in average loans of $8.2 million, which combined with an increase in net interest margin of 26 basis points, resulted in an increase in net interest income of $1.1 million. Interest income on loans increased to $10.6 million in 1997 from $9.6 million. The average securities portfolio increased $3.1 million or 7.07% in 1997 from $43.2 million in 1996 as a direct result of funds acquired in the 1997 Acquisitions.

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

                                                                          Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                    1998                             1997                             1996
                                    ------------------------------ --------------------------------   ------------------------------
                                     Average      Interest Average    Average      Interest Average    Average     Interest  Average
                                   Outstanding     Earned/  Yield/  Outstanding     Earned/  Yield/  Outstanding    Earned/   Yield/
                                     Balance        Paid     Rate     Balance        Paid     Rate     Balance       Paid      Rate
                                    ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
                                                      (Dollars in thousands)
Assets
Interest-earning assets:
    Loans .......................   $ 164,333    $  14,948   9.10%   $ 121,191    $  10,584   8.73%   $ 113,014    $   9,594   8.49%
    Securities ..................      68,866        4,114   5.97%      46,288        2,834   6.12%      43,230        2,612   6.04%
    Federal funds sold and
     other temporary
     investments ................      10,588          609   5.75%      11,199          669   5.97%       8,661          460   5.31%
                                    ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
        Total interest-earning
     assets .....................     243,787       19,671   8.07%     178,678       14,087   7.88%     164,905       12,666   7.68%
                                    ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
    Less allowance for credit
     losses .....................      (2,009)        --     --         (1,496)        --     --         (1,330)        --     --
                                    ---------                        ---------                        ---------
    Total interest-earning
     assets, net of allowance ...     241,778         --     --        177,182         --     --        163,575         --     --
    Nonearning assets ...........      32,093         --     --         18,137         --     --         13,697         --     --
                                    ---------                        ---------                        ---------
        Total assets ............   $ 273,871         --     --      $ 195,319         --     --      $ 177,272         --     --
                                    =========                        =========                        =========
Liabilities and stockholders'
 equity Interest-bearing liabilities:
    Interest-bearing demand
     deposits ...................   $  29,467    $     336   1.14%   $  20,247    $     238   1.18%   $  17,232    $     206   1.20%
    Public fund deposits ........       3,034          131   4.32%       5,358          106   1.98%       5,696          104   1.83%
    Savings and money market
     accounts ...................      56,417        1,894   3.36%      42,776        1,450   3.39%      42,289        1,388   3.28%
    Certificates of deposit .....      94,355        4,971   5.27%      74,929        3,989   5.32%      68,588        3,698   5.39%
    Federal funds purchased,
FHLB line of credit and other
 borrowings .....................       1,290           73   5.66%         334           21   6.29%         889           47   5.29%
                                    ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
        Total interest-bearing
         liabilities ............     184,563        7,405   4.01%     143,644        5,804   4.04%     134,694        5,443   4.04%
                                    ---------    ---------   ----    ---------    ---------   ----    ---------    ---------   ----
Noninterest-bearing liabilities:
    Noninterest-bearing demand
     deposits ...................      62,204         --     --         34,325         --     --         28,717         --     --
    Other liabilities ...........       3,060         --     --          2,870         --     --          1,445         --     --
                                    ---------                        ---------
        Total liabilities .......     249,827         --     --        180,839         --     --        164,856         --     --
                                    ---------                        ---------                        ---------
Stockholders' equity ............      24,044         --     --         14,480         --     --         12,416         --     --
                                    ---------                        ---------                        ---------
        Total liabilities and
         stockholders' equity ...   $ 273,871         --     --      $ 195,319         --     --      $ 177,272         --     --
                                    =========                        =========                        =========
    Net interest income .........        --      $  12,266   --           --      $   8,283   --           --      $   7,223   --
                                                 =========                        =========                        =========
    Net interest spread .........        --           --     4.06%        --           --     3.84%        --           --     3.64%
                                                             ====                             ====                             ====
    Net interest margin .........        --           --     5.03%        --           --     4.64%        --           --     4.38%
                                                             ====                             ====                             ====

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

                                                             Years Ended December 31,
                                          ---------------------------------------------------------------
                                                  1998 vs. 1997                      1997 vs. 1996
                                          ------------------------------    -----------------------------
                                               Increase                        Increase
                                              (Decrease)                      (Decrease)
                                                Due to                          Due to
                                           ------------------               ------------------
                                            Volume      Rate      Total      Volume      Rate      Total
                                           -------    -------    -------    -------    -------    -------
                                                              (Dollars in thousands)

Interest-earnings assets:
     Loans .............................   $ 3,768    $   596    $ 4,364    $   694    $   296    $   990
     Securities ........................     1,382       (103)     1,279        185         37        222
     Fed funds sold and other temporary
      investments ......................       (36)       (24)       (60)       135         74        209
                                           -------    -------    -------    -------    -------    -------
        Total increase (decrease) in
         interest income ...............     5,114        469      5,583      1,014        407      1,421
Interest-bearings liabilities:
     Interest-bearing demand deposits ..        93         29        122         36         (2)        34
     Savings and money market accounts .       462        (18)       444         16         46         62
     Certificates of deposits ..........     1,034        (52)       982        342        (51)       291
     Other borrowings ..................        60         (8)        52        (29)         3        (26)
                                           -------    -------    -------    -------    -------    -------
        Total increase (decrease) in
         interest expense ..............     1,649        (49)     1,600        365         (4)       361
                                         -------    -------    -------    -------    -------    -------
     Increase (decrease) in net interest
      income ...........................   $ 3,465    $   518    $ 3,983    $   649    $   411    $ 1,060
                                           =======    =======    =======    =======    =======    =======

Provision for Credit Losses

         Provisions for credit losses are charged to income to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "-Allowance for Credit Losses."

         The 1998 provision for credit losses increased to $480,000 from $456,000 in 1997, an increase of $24,000 or 5.26%. The provision for the year 1997 decreased by $54,000 or 10.59% from $510,000 in 1996.

Noninterest Income

         Noninterest income for the year ended December 31, 1998 was $4.1 million, up from $2.7 million or 51.85% in 1997, and $2.3 million in 1996. After excluding the gains on the sale of Bank- owned property in 1998 and 1997, as of December 31, 1998, noninterest income increased $1.4 million. This increase was primarily due to the increase in service charges from increased volume as a result of the 1997 Acquisitions, an increase on the gain recognized on the sale of SBA loans, an increase in ATM fee income and increases in other noninterest income (which includes safe deposit fees, credit life insurance fees, stop payment charges and other miscellaneous customer service charges). After excluding the gain from the sale of land previously owned by the Company in 1997 and the gain from the sale of land adjacent to the Spencer Office in 1996, as of December 31, 1997, noninterest income increased $292,000 primarily as a result from an increase in service charges on deposit accounts due to increased volume from the 1997 Acquisitions and an increase in the sale of alternative investments. The following table presents for the periods indicated the major categories of noninterest income:

                                                           Years Ended
                                                           December 31,
                                                  ------------------------------
                                                   1998        1997        1996
                                                  ------      ------      ------
                                                      (Dollars in thousands)

Service charges on deposit accounts ........      $2,478      $1,617      $1,379
Gain on sale of SBA loans ..................         463         241         263
ATM fee income .............................         344         204         201
Alternative investments ....................         174         216         135
Gain on sale of Bank owned property ........          63          84          68
Other noninterest income ...................         595         293         301
                                                  ------      ------      ------
     Total noninterest income ..............      $4,117      $2,655      $2,347
                                                  ======      ======      ======

Noninterest Expense

         For the years ended 1998, 1997 and 1996, noninterest expenses totaled $11.8 million, $7.8 million and $7.1 million, respectively. The 51.28% increase in 1998 reflects additional expenses including increased staffing and facility costs associated with the 1997 Acquisitions, operational expenses incurred during the Company's conversion to a new mainframe computer system and communications network, amortization of goodwill and startup costs associated with the Mortgage Lending Division. The 9.86% increase in 1997 reflects increases in staffing and operational expenses due to the 1997 Acquisitions and the Company's commitment to developing its sales and service culture. The following table presents for the periods indicated the major categories of noninterest expense:

                                                                Years Ended
                                                                December 31,
                                                       ---------------------------
                                                        1998       1997      1996
                                                       -------   -------   -------
                                                      (Dollars in thousands)
Employee compensation and benefits .................   $ 6,248   $ 3,958   $ 3,377
Non-staff expense:

     Net bank premises expense .....................       861       562       526

     Equipment rentals, depreciation and maintenance       929       667       605

     Data processing ...............................       287       154       181

     Professional fees .............................       459       316       280

     Special FDIC assessment .......................      --        --         287

     Regulatory assessments/FDIC insurance .........       157       103       148

     Ad valorem and franchise taxes ................       238       187       192
     Amortization of goodwill ......................       392        68         3

     Other .........................................     2,271     1,803     1,468
                                                       -------   -------   -------

        Total non-staff expenses ...................     5,594     3,860     3,690
                                                       -------   -------   -------

        Total noninterest expense ..................   $11,842   $ 7,818   $ 7,067
                                                       =======   =======   =======

         Employee compensation and benefit expense for the year ended December 31, 1998 was $6.2 million, an increase of $2.2 million or 55.0% from $4.0 million in 1997. Employee compensation and benefit expense for the year ended December 31, 1997 was $4.0 million, an increase of $600,000 or 17.65% from $3.4 million in 1996. The increase in 1998 is primarily due to the increased staffing from the 1997 Acquisitions, additional staff hired, temporary staffing costs associated with the mainframe computer conversion and startup staffing costs of the Mortgage Lending Division. The increase in 1997 is due to the full operation of the Cleveland banking office which was acquired in September 1996, staff acquired in the 1997 Acquisitions and additional staff hired. The number of full-time employees for year end 1998, 1997, and 1996 were 154, 149 and 101, respectively.

         Non-staff expenses were $5.6 million in 1998, an increase of $1.7 million or 43.59% from $3.9 in 1997. Non-staff expenses were $3.9 million in 1997, an increase of $200,000 or 5.41% from $3.7 million in 1996. This increase in 1998 was due to additional expenses including the amortization of goodwill associated with the 1997 Acquisitions, increased advertising costs related to the Company's expansion efforts, increased legal fees as the Company continued to pursue collection activities, start up costs associated with the Mortgage Lending Division and expenses related to the Company's mainframe computer and communication systems. Net bank premises expense, depreciation and maintenance increased primarily due to the additional facility cost associated with the 1997 Acquisitions, the completion and opening of the new Seabrook banking office and the mainframe computer conversion. The increase in 1997 was primarily due to an increase in net bank premises expense, depreciation and maintenance and professional fees. The increase is in net bank premises and depreciation is the result of the full operation of the Cleveland banking office and integration of the new facilities from the 1997 Acquisitions.

Income Taxes

         Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. The income tax component of the Texas franchise tax was zero in 1998, 1997 and 1996. Income tax expense was $1.4 million in 1998, $870,000 in 1997 and $591,000 in 1996. The effective tax rates in 1998, 1997 and 1996, respectively, were 34.60%, 32.66% and 29.65%. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes. The difference in the statutory rate in 1997 and 1996 is primarily due to tax exempt interest, utilization of tax credits and loss carryforwards and alternative minimum tax.

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

FINANCIAL CONDITION

Loan Portfolio

         Total gross loans increased by $15.8 million or 10.14% to $171.5 million at December 31, 1998, from $155.8 million at December 31, 1997 primarily due to internal loan growth. Total gross loans increased by $35.9 million or 29.94% to $155.8 million at December 31, 1997, from $119.9 million at December 31, 1996 primarily due to the 1997 Acquisitions and internal loan growth.

         At December 31, 1998, total loans represented 67.87% of deposits and 60.32% of total assets. Total loans as a percentage of deposits were 62.53% at December 31, 1997, compared to 69.20% at December 31, 1996.

         The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

                                                                           December 31,
                              ------------------------------------------------------------------------------------------------------

                                     1998                 1997                 1996                 1995                 1994
                              ------------------   ------------------   ------------------   ------------------   ------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                      (Dollars in thousands)
Commercial and
     industrial ...........   $ 26,109    15.22%   $ 24,176    15.52%   $ 17,407    14.52%   $ 11,378    10.76%   $ 10,477     9.81%
Real estate:
     Construction and land
      development .........     15,248     8.89%      4,941     3.17%      3,306     2.76%      3,390     3.20%      2,114     1.98%
1-4 family residential ....     12,105     7.06%      7,513     4.82%      3,115     2.60%      2,879     2.72%      2,470     2.31%
Multi-family residential ..      1,149     0.67%      1,270     0.82%        625     0.52%         62     0.06%        933     0.87%
Non-farm/non residential ..     31,943    18.62%     31,594    20.28%     11,834     9.87%     11,388    10.76%      8,513     7.97%
Consumer:
     Indirect .............     65,080    37.94%     71,333    45.80%     74,657    62.28%     69,087    65.30%     75,069    70.27%

     Direct ...............     19,898    11.60%     14,938     9.59%      8,936     7.45%      7,612     7.20%      7,254     6.79%
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
     Total loans ..........   $171,532   100.00%   $155,765   100.00%   $119,880   100.00%   $105,796   100.00%   $106,830   100.00%
                              ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

         The contractual maturity ranges of the commercial and industrial and real estate loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1998 are summarized in the following table:

                                                         December 31, 1998
                                           ----------------------------------------------
                                                      After One
                                           One Year    Through      After Five
                                           or Less    Five Years      Years        Total
                                           -------    ----------     -------      -------
                                                       (Dollars in thousands)
Commercial and industrial ..............   $ 8,026      $11,271      $ 6,812      $26,109
Real estate ............................    12,085       15,587       32,773       60,445
                                           -------      -------      -------      -------
     Total .............................   $20,111      $26,858      $39,585      $86,554
                                           =======      =======      =======      =======
Loans with a predetermined interest rate   $ 4,363      $17,899      $17,892      $40,154
Loans with a floating interest rate ....    15,748        8,959       21,693       46,400
                                           -------      -------      -------      -------
     Total .............................   $20,111      $26,858      $39,585      $86,554
                                           =======      =======      =======      =======

         The lending focus of the Company is on small and medium-sized business loans on both a direct and SBA supported basis and on consumer direct and indirect loans throughout the Company's market areas. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short to medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

         Loans up to $300,000 are evaluated and acted upon by an Officers' Loan Committee, which meets weekly. Loans above that amount must be approved by the Directors' Loan Committee, which meets bi-monthly.

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

         Direct consumer loans collateralized by single-family residential real estate generally have been made in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance, hazard insurance and flood insurance when applicable, in the amount of the loan. Customers requiring fixed rate full term loans are accommodated via an automated interactive application process direct from the Bank's premises to the acquiring mortgage company. As a result, the Company is able to meet all of the mortgage needs of its present and potential customer base.

         The Company's commercial mortgage loans are secured by first liens on real estate, typically have both fixed and variable interest rates and amortize over a 10 to 20 year period with balloon payments due at the end of three to five years. As a Preferred SBA Lender (discussed below), the Company also issues full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

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

         The Company is an active SBA lender having achieved the "Preferred Lender" status, the highest status awarded to a lender by the SBA. The Company uses a system of satellite LPOs staffed by SBA loan specialists and located in the Houston market. The LPO lenders generate the potential customer prospects and produce the SBA loan package using packaging software loaded on notebook computers. Following loan committee approval, the LPO lender passes the customers to closing and servicing specialists located in the main banking office.

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

         Approximately 76.58% of the Company's consumer loan portfolio as of December 31, 1998, was comprised of "indirect loans" (representing 37.94 % of the Company's total loan portfolio) compared with 82.69% as of December 31, 1997 (representing 45.80% of the Company's total loan portfolio). Indirect loans are installment loans, with typical maturities of three to five years, which are originated by automobile dealers for the purpose of financing consumer automobile purchases and sold by automobile dealers to commercial banks and other sources of financing. As evident in the reduction in the percentage of indirect loans to the total loan portfolio, the Company continues to shift its focus from indirect loans to higher yielding commercial and real estate loans. The Company initiated an indirect auto paper lending program in 1988. Marketing is directed to new car dealers with a specialty in class "A" credit quality loans. The program, which forms 49.54% of outstanding loan balances at the Company, provides for a predictable source of cash flow, liquidity and revenue stream which has been beneficial to the Company since its inception.

         The Company's indirect loan programs are administered by an experienced staff specially trained in evaluating and servicing this particular type of loan. The Company uses three loan buyers with indirect loan experience ranging from ten to 27 years. Mr. Wright, the Chief Executive Officer of the Company, has managed an indirect product line in banks for over 31 years and holds substantial expertise in the area, having lectured on indirect lending at the American Bankers Association National Consumer Lending Schools. In the past, the Company's indirect lending staff was requested by the OCC to conduct a seminar for its Houston area examiners on the "how to and risks of" indirect lending.

         The Company competes for indirect loans with a number of other financial and non-financial institutions, including the captive financial services subsidiaries of automobile manufacturers, on the basis of interest rate and quality of service. The Company purchases primarily "A"-rated credit quality loans from new car dealers. To obtain dealer response in this area, the Company must timely provide superior service while purchasing contracts on a consistent basis. Additionally, the market requires that the Company price products below the buy rates of the captive finance companies.

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

         The collection of overdue indirect loans is administered by a staff specially trained for such purpose. Holders of loans that are ten days past due generally receive written notice of such delinquency. When any loan becomes 15 days past due, the collectors establish telephone contact with the borrower and obtain payment promises. If the loan remains past due for 30 days, the Company generally sends a demand letter requiring payment within ten days before asserting its legal rights. The Company's collection staff makes all reasonable efforts to work out credit problems before the accounts are turned over to independent repossession agents. Repossessed automobiles are sold as soon as possible through a number of means in order to minimize any potential losses.

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

Nonperforming Assets

                  The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

                  The Company's conservative lending approach, diversification, as well as a healthy local economy, has resulted in strong asset quality. Nonperforming assets at December 31, 1998 were $705,000, compared with $777,000 at December 31, 1997 and $567,000 at December 31, 1996. This resulted in a ratio of nonperforming assets to total loans plus other real estate of 0.41%, 0.49% and 0.47% for the years ended 1998, 1997 and 1996, respectively.

         The following table presents information regarding nonperforming assets at the dates indicated:

                                                            December 31,
                                                 -----------------------------------
                                                1998    1997    1996    1995    1994
                                                ----    ----    ----    ----    ----
                                                       (Dollars in thousands)
Repossessions ...............................   $ 84    $136    $143    $136    $ 66

Nonaccrual loans ............................     13     --      --      --      --

Restructured loans ..........................    186     203     216     228     241

Other real estate ...........................    422     438     208     234     413
                                                ----    ----    ----    ----    ----

     Total nonperforming assets .............   $705    $777    $567    $598    $720
                                                ====    ====    ====    ====    ====

Nonperforming assets to total loans and other
     real estate ............................   0.41%   0.49%   0.47%   0.56%   0.67%

         The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payments performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a deduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayments terms in a troubled debt restructuring. The Company had performing restructured loans of $186,000, $203,000 and $216,000 at December 31, 1998, 1997 and 1996, respectively. The
Company's internal loan review department evaluates additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for credit losses.

         The Company reviews collateral value on loans secured by real estate during the internal loan review process. New appraisals are acquired when loans are categorized as nonperforming loans or potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses.

Allowance for Credit Losses

         The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

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

         Loans classified as "doubtful/potential loss" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "potential loss" are those loans which are identified as having a high probability of being liquidated with loss within the next 12 months.

         In addition to the loans on the internal watch list classified as substandard, doubtful/potential loss, the Company maintains additional classifications on a separate watch list which further aid the Company in monitoring loan portfolios. These additional loan classifications reflect warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful/potential loss) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for credit losses.

         In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions, including those discussed below, and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. Additionally, the Company uses three approaches for the analysis of the performing portfolio: migration, historical and examiner rule of thumb. These methods are further broken down to identified loan pools within the Company's portfolio. Using these methodologies, the Company allocates reserves to each identified loan classification and to performing loan pools. All methods are evaluated by loan pools, however, in the migration method, commercial industrial and real estate loans are evaluated on an individual bases. The Company then charges to operations a provision for credit losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

         As an energy center, the Houston economy has historically been affected by the price of oil and gas. The economic downturn in the energy industry in the mid 1980's resulted in diversification and a broader economic base in the Houston area. Consequently, economic reliance on energy has been lessened through these diversification efforts. Although the Company has no extensions of credit to production or exploration companies and has not historically pursued this line of business, it provides financing and other banking services to companies that service the petrochemical industry. Even given the industry diversification in Houston, management believes the economy in the Company's market areas remains somewhat dependent on the petrochemical industry. While the Company maintains a reasonably diverse commercial and consumer loan portfolio, any major downturn in the energy industry could have an adverse affect on borrowers' ability to repay loans and, therefore, could potentially affect the results of operations and the financial condition of the Company.

         Consequently, in making its evaluation of the adequacy of the allowance for credit losses, management incorporates among many other factors, the effects on borrowers of an economic downturn in the energy industry, the diversification of the loan portfolio and economic indicators and conditions. Additionally, the Company has several procedures in place to assist it in minimizing credit risk and maintaining the overall quality of its loan portfolio. The Company has established, and frequently reviews, underwriting guidelines and monitors its delinquency levels for any negative or adverse trends. To date, given the diversification of the Company's loan portfolio along with current economic indicators, management has not deemed it necessary to increase the allowance for credit losses or to alter current credit underwriting standards. However, no assurances can be given that an increase in the allowance or alteration of underwriting standards will not be necessary in the future.

         For the year ended 1998, net charge-offs totaled $535,000 or 0.33% of average loans outstanding for the period, compared with $449,000 or 0.37% in net charge-offs during 1997. During 1998, the Company recorded a provision for credit losses of $480,000 compared with $456,000 for 1997. At December 31, 1998, the allowance totaled $1.9 million or 1.13% of total loans. For the year ended 1997, net charge-offs totaled $449,000 or 0.37% of average loans outstanding for the period, compared to $265,000 or 0.23% in net charge-offs during 1996. During 1997, the Company recorded a provision for credit losses of $456,000 compared with $510,000 for 1996. At December 31, 1997, the allowance totaled $2.0 million or 1.28% of total loans.

         The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other data:

                                                                   Years Ended December 31,
                                               -----------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                               ---------     ---------     ---------     ---------     ---------
                                                                     (Dollars in thousands)
Average loans outstanding ..................   $ 164,333     $ 121,191     $ 113,014     $ 107,286     $ 101,975
                                               ---------     ---------     ---------     ---------     ---------
Gross loans outstanding at end of period ...   $ 171,532     $ 155,765     $ 119,880     $ 105,796     $ 106,830
                                               ---------     ---------     ---------     ---------     ---------

Allowance for credit losses at beginning of
     period ................................   $   1,999     $   1,430     $   1,185     $   1,230     $   1,344

Increase resulting from acquisitions .......        --             562          --            --            --

Provision for credit losses ................         480           456           510           150            75
Charge-offs:

     Commercial and industrial .............        (277)         (104)         --              (2)          (50)

     Real estate ...........................         (30)         --            --             (29)         --

     Consumer ..............................        (388)         (448)         (483)         (349)         (328)
Recoveries:

     Commercial and industrial .............          34            28            29            14            19

     Real estate ...........................           1             3           103            82            93

     Consumer ..............................         125            72            86            89            77
                                               ---------     ---------     ---------     ---------     ---------

Net (charge-offs) recoveries ...............        (535)         (449)         (265)         (195)         (189)
                                               ---------     ---------     ---------     ---------     ---------

Allowance for credit losses at end of period   $   1,944     $   1,999     $   1,430     $   1,185     $   1,230
                                               =========     =========     =========     =========     =========

Ratio of allowance to end of period loans ..        1.13%         1.28%         1.19%         1.12%         1.15%
Ratio of net charge-offs to average loans ..        0.33%         0.37%         0.23%         0.18%         0.19%
Ratio of allowance to end of period
     nonperforming loans ...................      976.88        984.72        662.04        519.74        510.37

         The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                          December 31,
                                             ----------------------------------------
                                                    1998                 1997
                                             -------------------  -------------------

                                                     Percent of            Percent of
                                                      Loans to               Loans to
                                             Amount  Total Loans  Amount   Total Loans
                                             ------   ---------   ------   ---------
                                                     (Dollars in thousands)
Balance of allowance for credit losses applicable to:

     Commercial and industrial ...........   $  198       15.22%  $   26       15.52%
Real estate:

     Construction and land development ...        1        8.89%    --          3.17%

     1-4 family residential ..............       64        7.06%      16        4.82%

     Commercial mortgage .................      233       18.62%      51       20.28%

     Multi-family ........................     --          0.67%    --          0.82%

Consumer .................................       49       49.54%      95       55.39%

Unallocated ..............................    1,399        --      1,811        --
                                             ------   ---------   ------   ---------

Total allowance for credit losses ........   $1,944      100.00%  $1,999      100.00%
                                             ======   =========   ======   =========

                                                                    December 31,
                                           --------------------------------------------------------------
                                                 1996                   1995                  1994
                                         --------------------   -------------------   -------------------

                                                  Percent of            Percent of            Percent of
                                                   Loans to              Loans to              Loans to
                                         Amount   Total Loans   Amount  Total Loans   Amount  Total Loans
                                         ------   -----------   ------  -----------   ------  -----------


Balance of allowance for credit losses applicable to:

     Commercial and industrial .......   $  105        14.52%   $    8        10.76%   $  11         9.81%
Real estate:

     Construction and land development        7         2.76%     --           3.20%    --           1.98%

     1-4 family residential ..........       19         2.60%        1         2.72%    --           2.31%

     Commercial mortgage .............       11         9.87%       61        10.76%      47         7.97%

     Multi-family ....................     --           0.52%     --           0.06%    --           0.87%

Consumer .............................       89        69.73%       53        72.50%      57        77.06%

Unallocated ..........................    1,199         --       1,062         --      1,115         --
                                         ------   -----------    -----   -----------   -----     ----------

Total allowance for credit losses ....   $1,430       100.00%   $1,185       100.00%   $1,230       100.00%
                                         ======   ===========   ======   ===========   ======    ==========

         The Company believes that the allowance for credit losses at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1998.

Securities Portfolio

         The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality diversification. Mortgage-backed securities are securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

         At December 31, 1998, 19.6% of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage backed security portfolio to be less than six years. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. Approximately $5.7 million of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

         At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of stockholders' equity until realized. In order to pro-actively manage the investment portfolio and asset/liability position and to respond to changes in the fixed income market, the Company maintains 100% of securities owned as available-for-sale.

         The following table presents the amount of securities classified as available-for-sale and their approximate values at December 31, 1998, December 31, 1997 and December 31, 1996:

                                                 December 31, 1998                          December 31, 1997
                                    -----------------------------------------    -----------------------------------------
                                                Gross      Gross                             Gross      Gross
                                   Amortized Unrealized Unrealized     Fair    Amortized  Unrealized Unrealized     Fair
                                     Cost        Gain      Loss        Value      Cost       Gain       Loss        Value
                                   --------- ---------- ----------    -------  ---------  ---------- ----------    -------
                                                        (Dollars in thousands)
U.S. Treasury securities .........  $ 5,736    $   129    $  --       $ 5,865    $14,249    $    60    $   (21)    $14,288
U.S. Government agency
     securities ..................    9,516         40        (15)      9,541     20,589         31       --        20,620
Mortgage-backed securities .......   42,097        220        (34)     42,283     22,260         85        (92)     22,253
Other securities .................   11,311        251        (16)     11,546      5,707         95       --         5,802
                                    -------    -------    -------     -------    -------    -------    -------     -------


     Total .......................  $68,660    $   640    $   (65)    $69,235    $62,805    $   271    $  (113)    $62,963
                                    =======    =======    =======     =======    =======    =======    =======     =======

                                                   December 31, 1996
                                      ------------------------------------------
                                                    Gross      Gross
                                      Amortized  Unrealized Unrealized    Fair
                                         Cost       Gain       Loss       Value
                                      ---------  ---------- ----------   -------

                                               (Dollars in thousands)



U.S. Treasury securities ..........    $ 6,024    $  --      $   (47)    $ 5,977
U.S. Government agency
     securities ...................      9,557         30        (62)      9,525
Mortgage-backed securities ........     25,844         61       (321)     25,584
Other securities ..................      2,606         56         (3)      2,659
                                       -------    -------    -------     -------


     Total ........................    $44,031    $   147    $  (433)    $43,745
                                       =======    =======    =======     =======

         The following table summarizes the contractual maturity of investment securities and their weighted average yields:

                                                                   December 31, 1998
                                ----------------------------------------------------------------------------------------
                                                      After One        After Five
                                     Within        Year but Within  Years but Within
                                    One Year         Five Years         Ten Years      After Ten Years
                                ----------------  ----------------  ----------------  ----------------
                                 Amount    Yield   Amount   Yield    Amount    Yield   Amount    Yield    Total    Yield
                                -------   ------  -------   ------  -------   ------  -------   ------  -------   ------
                                                      (Dollars in thousands)
U.S. Treasury securities .....  $ 2,716     5.89% $ 3,020     6.21% $  --       0.00% $  --       --    $ 5,736     6.06%
U.S. Government agency
     securities ..............    1,018     5.87%   4,503     6.10%   3,995     6.10%    --       --      9,516     6.08%
Mortgage-backed
securities ...................    7,129     5.62%  11,106     6.10%  15,619     6.56%   8,243     6.29%  42,097     6.23%
Other securities .............    2,169     5.78%     859     6.59%   2,531     6.80%   5,752     7.21%  11,311     6.80%
                                -------   ------  -------   ------  -------   ------  -------   ------  -------   ------

     Total ...................  $13,032     5.72% $19,488     6.14% $22,145     6.50% $13,995     6.67% $68,660     6.28%
                                =======   ======  =======   ======  =======   ======  =======   ======  =======   ======

         At December 31, 1998, securities totaled $69.2 million, an increase of $6.2 million from $63.0 million at December 31, 1997. During 1997, securities increased $19.0 million from $44.0 million at December 31, 1996. Increases in the portfolio are a result of securities acquired in the 1997 Acquisitions and investment of excess liquidity.

Deposits

         The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies, customer service, and employee goals and referrals to attract and retain these deposits. The Company does not have or accept any brokered deposits.

         Total deposits at December 31, 1998 increased to $252.7 million from $249.1 million at December 31, 1997, an increase of $3.6 million or 14.45%. The increase was primarily due to internal growth and public fund deposit fluctuations. Deposits in 1997 rose to $249.1 million from $173.3 million in 1996, an increase of $75.8 million or 43.74%. The increase resulted primarily from the 1997 Acquisitions. The Company's ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1998, 1997 and 1996 were 25.34%, 19.32% and 17.67%, respectively.

         The daily average balances and weighted average rates paid on interest bearing deposits for each of the years ended December 31, 1997, 1996 and 1995 are presented below:

                                                                              Years Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                           1998                         1997                         1996
                                                ------------------------     ------------------------     ------------------------
                                                 Amount           Rate        Amount           Rate        Amount           Rate
                                                --------        --------     --------        --------     --------        --------
                                                                              (Dollars in thousands)
NOW ....................................        $ 29,467            1.14%    $ 20,186            1.20%    $ 17,232            1.20%
Public Funds ...........................           3,034            4.32%       5,358            1.98%       5,696            1.83%
Regular savings ........................          15,393            2.17%       9,597            2.30%       8,414            2.17%
Money market ...........................          12,634            2.74%      13,279            2.58%      10,735            2.34%
Investor's savings & Liquidity
Plus ...................................          28,390            4.28%      20,185            4.32%      23,140            4.12%
Time deposits less than $100,000 .......          77,932            5.15%      67,248            5.34%      60,897            5.37%
Time deposits $100,000 and over ........          16,423            5.84%       7,457            5.48%       7,691            5.57%
                                                --------        --------     --------        --------     --------        --------
     Total interest-bearing
      deposits .........................         183,273            4.00%     143,310            4.04%     133,805            4.03%
Noninterest-bearing deposits ...........          62,204            --         34,325            --         28,717            --
                                                --------        --------     --------        --------     --------        --------
     Total deposits ....................        $245,477            2.99%    $177,635            3.26%    $162,522            3.32%
                                                ========        ========     ========        ========     ========        ========

         The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                            December 31, 1998
                                                         -----------------------
                                                          (Dollars in thousands)


Three months or less ....................................       $ 3,377
Over three months through 12 months .....................         4,479

Over one year through three years .......................         7,632
Over three years ........................................           900
                                                                -------
     Total ..............................................       $16,388
                                                                =======

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

         An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earnings assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is management's intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

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

         The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1998:

                                                   Volumes Subject to Repricing Within
                                      -------------------------------------------------------------
                                         0-90         91-180        181-365        After
                                         days          days          days        one year      Total
                                      ---------     ---------     ---------     ---------    ---------
                                                       (Dollars in thousands)
Interest-earning assets:

     Securities ...................   $   1,386     $   1,241     $   8,647     $  57,961    $  69,235

     Loans ........................       8,844         6,274         8,844       147,570      171,532
     Federal sold and other
        temporary investments .....       9,990          --            --            --          9,990
                                      ---------     ---------     ---------     ---------    ---------
        Total interest-earning
assets ............................      20,220         7,515        17,491       205,531      250,757
                                      ---------     ---------     ---------     ---------    ---------

Interest-bearing liabilities:
     Demand, money market and
           savings deposits .......      97,164          --            --            --         97,164
     Certificates of deposit and
           other time deposits ....      12,545        12,487        24,177        45,569       94,778

     Federal Home Loan Bank advance        --            --           3,000          --          3,000
                                      ---------     ---------     ---------     ---------    ---------
        Total interest-bearing
liabilities .......................     109,709        12,487        27,177        45,569      194,942
                                      ---------     ---------     ---------     ---------    ---------


Period GAP ........................   $ (89,489)    $  (4,972)    $  (9,686)    $ 159,962    $  55,815
Cumulative GAP ....................   $ (89,489)    $ (94,461)    $(104,147)    $  55,815         --
Period GAP to total assets ........     (32.39%)       (1.80%)       (3.51%)       57.90%         --
Cumulative GAP to total assets ....     (32.39%)      (34.19%)      (37.69%)       20.20%         --

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

         Federal Home Loan Bank ("FHLB") advances may be utilized from time to time as either a short- term funding source or a longer-term funding source. FHLB advances can be particularly attractive to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short Term Fixed," requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. The second borrowing program, the "Blanket Borrowing Program," is under a borrowing agreement which does not require the delivery of specific collateral but is limited to 65% of the Company's 1-4 family residential mortgage loans. As of December 31, 1998, the Company had borrowings of $3.0 million under this program for a one year term.

Capital Resources

         Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The risk-based capital standards issued by the Federal Reserve require all financial bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for credit losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

         The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

         Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve's guidelines. Also pursuant to FDICIA, the OCC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the OCC's regulations, the Bank is classified "well capitalized" for purposes of prompt corrective action. See "Business-Supervision and Regulation-The Company" and "The Bank."

         Stockholder's equity increased to $26.5 million at December 31, 1998 from $24.6 million at December 31, 1997, an increase of $1.9 million or 7.72%. This increase was primarily the result of $2.7 million in net income offset by dividends of $491,000, treasury stock purchases of $448,000 and an increase in accumulated other comprehensive income of $275,000. During 1997, stockholders' equity increased to $24.6 million from $12.9 million at December 31, 1996, an increase of $11.7 million or 90.70%. This increase was primarily the result of the Company's initial public offering of 690,000 shares in the fourth quarter of 1997, net income of $1.8 million offset by cash dividends of $367,000 and accumulated other comprehensive income, net of tax, of $293,000.

          The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of December 31, 1998 and the regulatory standards:

                                   Minimum                       Actual Ratio
                                  Required   Well-Capitalized  December 31, 1998
                                 ----------- ----------------  ----------------
The Company
     Leverage ratio .............  3.00%(1)         N/A           6.84%
     Tier 1 risk-based capital ..  4.00%            N/A           9.72%
     Risk-based capital ratio ...  8.00%            N/A          10.72%

The Bank
     Leverage ratio .............  3.00%(2)        5.00%          6.76%
     Tier 1 risk-based capital ..  4.00%           6.00%          9.63%
     Risk-based capital ratio ...  8.00%          10.00%         10.63%

----------------------------------

(1) The Federal Reserve may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.


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

         STATE OF READINESS. The Company established a Year 2000 Action Committee in 1997 to insure there will be no material adverse effects on customers or disruption of business operations as a result of a failure of the Company or its third parties to properly process any data on or after January 1, 2000. This committee is comprised of senior management of the Company, as well as the manager of each department of the Bank. The Board of Directors and senior management of the Company fully support the Year 2000 initiative and have allocated sufficient resources to ensure the timely completion of this project. The committee established a Year 2000 plan, approved by the Board of Directors of the Company, which is comprised of five phases: Awareness, Assessment, Renovation, Validation and Implementation. This plan, as well as the Company's compliance with the Year 2000 initiative, was reviewed by the OCC in 1998.

         The Company completed both the Awareness and Assessment phases in the third quarter of 1997. An inventory of all systems and products (including both information technology ("IT") and non-information technology ("non-IT") systems) was performed, and a risk assessment and prioritization of those systems completed. The Company performs all of its processing in-house, although it does not utilize any internally developed programming. The computer hardware and operating system utilized for processing are IBM products which have been certified as Year 2000 compliant by IBM. The mainframe computer application is also certified as Year 2000 compliant by its developer, Jack Henry & Associates. All other hardware and software utilized is provided by established companies who retain the responsibility for Year 2000 compliance of their product. All respective vendors of such companies (for both IT and non-IT applications) were contacted to determine the Year 2000 status of their systems. Their responses are being actively monitored and testing strategies and schedules have been developed based on such responses.

         The Company is completing the Renovation and Validation phases of its Year 2000 plan. The Renovation phase includes hardware and software upgrades, system replacements, vendor certifications and other associated changes. The Validation phase includes testing upgraded components, verifying connections with other systems and acceptance of changes by internal and external customers. The Company completed testing of the Bank's mainframe system and associated software in January 1999 and all other mission critical systems have been tested. Validation of the testing results is in progress and should be completed by the end of the first quarter of 1999. The Company anticipates that the Implementation phase will be completed by the end of the second quarter of 1999. In this phase, systems are certified as Year 2000 compliant and accepted by users. For any systems which fail certification, the Company's contingency plan will be implemented for that particular application.

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

         RISKS RELATED TO THIRD PARTIES. During the second quarter of 1998, the Company performed a risk assessment of the potential impact of third parties' failure to adequately address the Year 2000 problem. The Company identified its largest dollar deposit relationships (aggregate deposits over $500,000) and loan customers (loan relationships of $200,000 or more), yielding 260 customers were sent a Year 2000 questionnaire. The Company received 184 responses (71%) from the survey. An assessment of risk was made regarding non-responding customers based upon the servicing officer's knowledge of the customer. The survey results reflect that the majority of the Company's customers are aware of the Year 2000 issue and those which are dependent upon software and/or hardware which may affect their business operation have acquired compliant software, or are beginning to start a process to assure compliance by the Year 2000. Out of those surveyed, only a few customers were deemed to have a moderate risk profile. The Company intends to monitor such customer's progress in resolving any Year 2000 problems to determine whether any further action should be undertaken by the Company to limit its exposure from that customer. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below.

         The Company relies upon the Federal Reserve Bank for electronic fund transfers and check clearing, and understands that the Federal Reserve expected its systems would be Year 2000 compliant by the end of 1998. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. In addition, the Company continues to be proactive in providing information about the Year 2000 problem to its customer base, as well as to the communities it serves.

         CONTINGENCY PLANS. The Company's Year 2000 preliminary contingency plan was approved by the Board of Directors in November 1998. The Company is in the process of finalizing its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to three months without significant losses. The Company believes that any mission critical systems could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

ITEM 7 -  FINANCIAL STATEMENTS

         The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants or any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two year period ended December 31, 1998.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") is incorporated herein by reference in response to this item.


ITEM 10 - EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Interests of Management and Others in Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EXHIBIT
NUMBER                                               DESCRIPTION

       2.1 Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and Texas Bank and certain shareholders of Texas Bank dated June 24, 1997, together with the exhibits thereto (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-36185) (the "Registration Statement")).

      2.2 Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and Texas National Bank of Baytown dated August 7, 1997, together with the exhibits thereto (incorporated herein by reference to Exhibit
                  10.4 to the Registration Statement).

      2.3 Agreement and Plan of Consolidation by and between Bay Bancshares, Inc., Bayshore National Bank and First Bank of Deer Park dated August 7, 1997, together with the exhibits thereto (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

      3.1 Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

      3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

      4 Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

    10.1 Bay Bancshares, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

    10.2 Amended and Restated Bay Bancshares, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

    10.3 Bay Bancshares, Inc. 1993 Phantom Stock Plan (incorporated herein by reference to Exhibit to the Registration Statement).

    21            Subsidiaries of the Company.

   *23            Consent of Grant Thornton LLP

   *27            Financial Data Schedule

* Filed herewith.

Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bay Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of La Porte and State of Texas on March 30, 1999.

                              BAY BANCSHARES, INC.

                               By: /s/ L.D. WRIGHT
                               -------------------------------------
                                   L.D. Wright
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the indicated capacities on March 30, 1999.

              SIGNATURE                               POSITION
              ---------                               --------

           /s/ L.D. WRIGHT                  Chief Executive Officer and Director
             L.D. Wright                    (principal executive officer)

           /s/ KIM E. LOVE                  Controller and Director
             Kim E. Love                    (principal financial officer and
                                             principal accounting officer)


           /s/ DOUG LATIMER                  Chairman of the Board
             Doug Latimer

       /s/ LINDSAY R. PFEIFFER               Vice Chairman of the Board
         Lindsay R. Pfeiffer

         /s/ ALBERT D. FIELDS                Director
           Albert D. Fields

          /s/ KNOX W. ASKINS                 Director
            Knox W. Askins

          /s/ EDDIE V. GRAY                  Director
            Eddie V. Gray

            /s/ KEN STRUM                    Director
              Ken Strum

         /s/ JAMES N. WALLACE                Director
           James N. Wallace

     /s/ RUEDE M. WHEELER, D.D.S.            Director
       Ruede M. Wheeler, D.D.S.

                              FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           DECEMBER 31, 1998 AND 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Bay Bancshares, Inc.


     We have audited the accompanying consolidated balance sheets of Bay Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/GRANT THORNTON LLP
Houston, Texas
January 22, 1999

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                  (Dollars in thousands, except share amounts)


                   ASSETS                                    1998          1997
                                                           --------     --------
Cash and cash equivalents
   Cash and due from banks ...........................     $ 15,466     $ 18,165
   Federal funds sold ................................        9,990       21,900
                                                           --------     --------
       Total cash and cash equivalents ...............       25,456       40,065
Interest-bearing deposits with banks .................         --            492
Securities available-for-sale ........................       69,235       62,963
Loans, net of allowance for credit losses of
$1,944 and $1,999 ....................................      169,588      153,766
Bank premises and equipment, net .....................        8,588        7,241
Other real estate ....................................          422          438
Accrued interest receivable ..........................        1,480        1,809
Other assets .........................................        9,513        9,520
                                                           --------     --------
                                                           $284,282     $276,294
                                                           ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
     Noninterest-bearing .............................     $ 60,776     $ 66,397
     Interest-bearing deposits .......................      191,942      182,690
                                                           --------     --------
       Total deposits ................................      252,718      249,087
   Accrued interest payable ..........................          576          691
   Borrowings ........................................        3,000         --
   Other liabilities .................................        1,446        1,967
                                                           --------     --------
       Total liabilities .............................      257,740      251,745
Commitments and contingencies ........................         --           --
Stockholders' equity
   Common stock, $1 par value, 50,000,000
     shares authorized; 2,091,029 shares issued;
     2,017,603 shares outstanding in 1998 and
     2,049,103 shares outstanding in 1997 ............        2,091        2,091
   Additional paid-in capital ........................       17,542       17,541
   Retained earnings .................................        7,252        5,087
   Accumulated other comprehensive income ............          379          104
                                                           --------     --------
                                                             27,264       24,823
   Less 73,426 and 41,926 shares of common
     stock in treasury - at cost .....................          722          274
                                                           --------     --------
       Total stockholders' equity ....................       26,542       24,549
                                                           --------     --------
                                                           $284,282     $276,294
                                                           ========     ========

The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended December 31,
                (Dollars in thousands, except per share amounts)


                                               1998        1997          1996
                                            --------     --------      --------
Interest income
   Loans, including fees ..............     $ 14,948     $ 10,584      $  9,594
   Securities .........................        4,114        2,834         2,612
   Federal funds sold .................          609          669           460
                                            --------     --------      --------
       Total interest income ..........       19,671       14,087        12,666
Interest expense
   Deposits ...........................        7,332        5,783         5,396
   Other ..............................           73           21            47
                                            --------     --------      --------
       Total interest expense .........        7,405        5,804         5,443
                                            --------     --------      --------
       Net interest income ............       12,266        8,283         7,223
Provision for credit losses ...........          480          456           510
                                            --------     --------      --------
       Net interest income
          after provision for
          credit losses ...............       11,786        7,827         6,713
Noninterest income
   Service charges ....................        2,478        1,617         1,379
   Other ..............................        1,639        1,038           968
                                            --------     --------      --------
       Total noninterest income .......        4,117        2,655         2,347
Noninterest expense
   Salaries and employee benefits .....        6,248        3,958         3,377
   Occupancy expenses, net ............        1,790        1,229         1,131
   Other operating expenses ...........        3,804        2,631         2,559
                                            --------     --------      --------
       Total noninterest expenses .....       11,842        7,818         7,067
                                            --------     --------      --------
       Earnings before income
         taxes ........................        4,061        2,664         1,993
Provision for income taxes
   Current ............................        1,341          952           766
   Deferred expense (benefit) .........           64          (82)         (175)
                                            --------     --------      --------
                                               1,405          870           591
                                            --------     --------      --------
       NET EARNINGS ...................     $  2,656     $  1,794      $  1,402
                                            ========     ========      ========
Earnings per share (basic) ............     $   1.30     $   1.22      $   1.04
                                            ========     ========      ========
Earnings per share (diluted) ..........     $   1.25     $   1.16      $    .97
                                            ========     ========      ========

The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Year ended December 31,
                (Dollars in thousands, except per share amounts)


                                                    1998       1997       1996
                                                  -------    -------    -------
Net earnings ..................................   $ 2,656    $ 1,794    $ 1,402
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities
   Unrealized holding gains (losses) arising
   during period ..............................       308        301        (47)
     Less:  reclassification adjustment for
       (gains) losses included in net earnings        (33)        (8)        13
                                                  -------    -------    -------
                                                      275        293        (34)
                                                  -------    -------    -------
       Comprehensive income ...................   $ 2,931    $ 2,087    $ 1,368
                                                  =======    =======    =======


The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1996, 1997 and 1998
                                 (In thousands)

                                                                                          ACCUMULATED
                                                                                             OTHER        COMMON           TOTAL
                                                                ADDITIONAL    RETAINED   COMPREHENSIVE    STOCK IN     STOCKHOLDERS'
                                         SHARES      AMOUNT      CAPITAL      EARNINGS      INCOME        TREASURY        EQUITY
                                      --------     --------     --------     --------      --------      --------      ------------
Balance at January 1, 1996 ........      1,385     $  1,385     $  8,320     $  2,582      $   (155)     $   (229)       $ 11,903
Net earnings ......................       --           --           --          1,402          --            --             1,402
Issuance of stock .................          6            6           24         --            --            --                30
Treasury stock purchased ..........       --           --           --           --            --             (48)            (48)
Dividends .........................       --           --           --           (324)         --            --              (324)
Other comprehensive income, net ...       --           --           --           --             (34)         --               (34)
                                      --------     --------     --------     --------      --------      --------        --------
Balance at December 31, 1996 ......      1,391        1,391        8,344        3,660          (189)         (277)         12,929
Net earnings ......................       --           --           --          1,794          --            --             1,794
Net proceeds from issuance of stock        700          700        9,197         --            --            --             9,897
Treasury stock sold ...............       --           --           --           --            --               3               3
Dividends .........................       --           --           --           (367)         --            --              (367)
Other comprehensive income, net ...       --           --           --           --             293          --               293
                                      --------     --------     --------     --------      --------      --------        --------
Balance at December 31, 1997 ......      2,091        2,091       17,541        5,087           104          (274)         24,549
Net earnings ......................       --           --           --          2,656          --            --             2,656
Net proceeds from issuance of stock       --           --              1         --            --            --                 1
Treasury stock purchased ..........       --           --           --           --            --            (448)           (448)
Dividends .........................       --           --           --           (491)         --            --              (491)
Other comprehensive income, net ...       --           --           --           --             275          --               275
                                      --------     --------     --------     --------      --------      --------        --------
Balance at December 31, 1998 ......      2,091     $  2,091     $ 17,542     $  7,252      $    379      $   (722)       $ 26,542
                                      ========     ========     ========     ========      ========      ========        ========

The accompanying notes are an integral part of this statement.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                             (Dollars in thousands)


                                                            1998        1997       1996
                                                        ----------   --------    --------
Cash flows from operating activities
   Net earnings ......................................   $  2,656    $  1,794    $  1,402
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities
     Provision for credit losses .....................        480         456         510
     Depreciation and amortization ...................        878         624         619
     Amortization of premiums, net of accretion of
       discounts on securities .......................        194          74          51
     Gain on sale of bank premises and equipment .....        (66)        (89)        (69)
     (Gain) loss on sale of available-for-sale
       securities ....................................        (50)        (12)         19
     Gain on sale of other real estate ...............        (31)       --          --
     Write-(up) write-down of other real estate ......        (10)          9           5
     Compensation expense related to phantom stock
       plan ..........................................         64          94         114
     Change in assets and liabilities, net of effects
       resulting from acquisitions
       Decrease (increase) in accrued interest
         receivable and other assets .................        570      (8,399)       (227)
       (Decrease) increase in accrued interest payable       (115)        224          15
       (Decrease) increase in other liabilities ......       (958)        460        (108)
                                                         --------    --------    --------
         Net cash provided (used) by operating
           activities ................................      3,612      (4,765)      2,331
Cash flows from investing activities
   Maturities of interest-bearing deposits with banks         492        --            98
   Proceeds from maturities, calls, and principal
     repayments of available-for-sale securities .....     27,670       8,146       4,238
   Proceeds from sale of available-for-sale securities      9,602       1,012       3,954
   Purchase of available-for-sale securities .........    (43,272)     (4,805)    (13,468)
   (Increase) decrease in loans, net of the effects
     resulting from acquisitions .....................    (16,404)         51     (13,544)
   Proceeds from sale of other assets ................        159        --            21
   Purchases of bank premises and equipment ..........     (2,572)     (1,211)       (606)
   Proceeds from sale of bank premises and equipment .        413         493         198

   Net increase in cash resulting from acquisitions ..       --        15,715      10,354
                                                         --------    --------    --------
         Net cash (used) provided by investing
           activities ................................    (23,912)     19,401      (8,755)
Cash flows from financing activities
   Net (decrease) increase in securities under
     agreements to repurchase ........................       --        (1,000)      1,000
   Change in deposits, net of the effects resulting
     from acquisitions ...............................      3,631      (1,457)      8,136
   Proceeds from borrowings ..........................      3,000        --          --
   Repayment of borrowings ...........................       --          (162)       (167)
   Net proceeds from issuance of stock ...............          1       9,897          30
   Purchase of treasury stock ........................       (448)       --           (48)
   Sale of treasury stock ............................       --             3        --

   Dividends paid ....................................       (493)       (324)       (311)
                                                         --------    --------    --------
         Net cash provided by financing activities ...      5,691       6,957       8,640
                                                         --------    --------    --------
         Net (decrease) increase in cash and cash
           equivalents ...............................    (14,609)     21,593       2,216
Cash and cash equivalents at beginning of period .....     40,065      18,472      16,256
                                                         --------    --------    --------
Cash and cash equivalents at end of period ...........   $ 25,456    $ 40,065    $ 18,472
                                                         ========    ========    ========

The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The policies conform to generally accepted accounting principles and to general practices within the banking industry.

   1. PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN SUBSIDIARIES

   The consolidated financial statements include the accounts of Bay Bancshares, Inc. (BBI) and its wholly-owned subsidiaries, Bayshore National Bank of La Porte (BNB), Bay Bancshares of Delaware, Inc. (BBDI) and BayBanc Independent Insurance Agency, Inc. (BBIIA), collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements of the Company.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



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

   The Company applies SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

   The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. All loans past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when payments are brought current and, in management's judgment, the loan will continue to pay as agreed.

   5. ALLOWANCE FOR CREDIT LOSSES

   The allowance for credit losses is considered adequate to provide for credit losses based on past loan loss experience and management's evaluation of the loan portfolio under current economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Recognized losses, net of recoveries, are charged to the allowance for credit losses. Additions to the allowance are included in the consolidated statements of earnings as provision for credit losses.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



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

   8. INCOME TAXES

   The Company files a consolidated federal income tax return. By agreement with BBI, BBDI and BBIIA, BNB records a provision or benefit for federal income taxes on the same basis as if it filed a separate federal income tax return.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



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

   12.   RECLASSIFICATIONS

   Certain amounts in prior financial statements have been reclassified to conform to the 1998 financial statement presentation.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE B - SECURITIES

   The Company has classified all securities as available-for-sale, which are carried at fair value. The carrying amounts of securities and their approximate fair value are as follows:

                                                   GROSS       GROSS
                                      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST       GAINS       LOSSES      VALUE
                                      ---------  ----------  ----------  --------
AVAILABLE-FOR-SALE SECURITIES:
   December 31, 1998:
     U. S. Treasury securities ....   $  5,736   $    129    $   --      $  5,865
     Obligations of U.S. government
       agencies ...................      9,516         40         (15)      9,541
     Mortgage-backed securities ...     42,097        220         (34)     42,283
     Other ........................     11,311        251         (16)     11,546
                                      --------   --------    --------    --------
                                      $ 68,660   $    640    $    (65)   $ 69,235
                                      ========   ========    ========    ========
   December 31, 1997:
     U. S. Treasury securities ....   $ 14,249   $     60    $    (21)   $ 14,288
     Obligations of U.S. government
       agencies ...................     20,589         31        --        20,620
     Mortgage-backed securities ...     22,260         85         (92)     22,253
     Other ........................      5,707         95        --         5,802
                                      --------   --------    --------    --------
                                      $ 62,805   $    271    $   (113)   $ 62,963
                                      ========   ========    ========    ========

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE B - SECURITIES - CONTINUED

   Gross realized gains and gross realized losses on sales of available-for-sale securities for the periods ended are as follows as of December 31:

                                                    1998      1997       1996
                                                   -----     ------     ------
   Gross realized gains
     U.S. Treasury securities ..............        $23        $--        $20
     U.S. Government Agency ................         28         --         --
     Mortgage-backed securities ............          2         12         --
                                                    ---        ---        ---
                                                    $53        $12        $20
                                                    ===        ===        ===
   Gross realized losses
     U.S. Government Agency ................        $ 3        $--        $--
     U.S. Treasury securities ..............         --         --         39
                                                    ---        ---        ---
                                                    $ 3        $--        $39
                                                    ===        ===        ===

   The scheduled maturities of available-for-sale securities at December 31, 1998 are as follows.

                                                                   ESTIMATED
                                                       AMORTIZED     MARKET
                                                          COST       VALUE
                                                       ---------   ----------
     Due in one year or less ......................     $ 3,734     $ 3,760
     Due after one through five years .............       7,523       7,645
     Due after five through ten years .............       3,995       4,001
     Mortgage-backed securities and other .........      53,408      53,829
                                                        -------     -------
                                                        $68,660     $69,235
                                                        =======     =======

   Contractual maturities will differ from expected maturities because borrowers may call or prepay obligations with or without call or prepayment penalties.

   The carrying value of securities pledged to secure public deposits, as required or permitted by law, is approximately $49,300 and $36,600 at December 31, 1998 and 1997.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

   Major classifications of loans are as follows at December 31,:


                                                      1998           1997
                                                   ---------      ---------
    Commercial ...............................     $  26,109      $  24,176
    Real estate
      Construction and land development ......        15,248          4,941
      1-4 family residential .................        12,105          7,513
      Multi-family residential ...............         1,149          1,270
      Non-farm/non-residential ...............        31,943         31,594
    Consumer .................................        85,063         86,453
                                                   ---------      ---------
                                                     171,617        155,947
    Less unearned interest ...................           (85)          (182)
    Allowance for credit losses ..............        (1,944)        (1,999)
                                                   ---------      ---------
                                                   $ 169,588      $ 153,766
                                                   =========      =========

   As of December 31, 1998 and 1997, the Company has no significant loans which meet the impairment definition; therefore, no valuation for credit losses related to impaired loans has been established.

   The Company has loans, deposits and other transactions with its principal stockholders, officers, directors and organizations with which such persons are associated. The aggregate amount of loans outstanding to these related parties at December 31, 1998 and 1997 is approximately $2,649 and $3,415. In addition, the Company makes consumer loans through several automobile dealerships, two of which are controlled by two members of the board of directors. Loans obtained through these dealerships totaled approximately $13,810 and $12,825 at December 31, 1998 and 1997.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES - CONTINUED

   Changes in the allowance for credit losses were as follows at December 31:


                                                1998       1997       1996
                                              -------    -------    -------
    Balance at January 1 ..................   $ 1,999    $ 1,430    $ 1,185
    Increase resulting from acquisitions ..      --          562       --
    Provision .............................       480        456        510
    Charge-offs ...........................      (695)      (552)      (483)
    Recoveries ............................       160        103        218
                                              -------    -------    -------
    Balance at end of period ..............   $ 1,944    $ 1,999    $ 1,430
                                              =======    =======    =======

NOTE D - BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are summarized as follows at December 31:


                                      ESTIMATED
                                     USEFUL LIVES     1998         1997
                                    --------------  --------    ---------
     Land                                -          $  2,052     $  2,106
     Building and improvements       15-30 years       6,314        5,621
     Furniture and fixtures           5-10 years       5,373        4,079
     Automobiles                         3 years         135           62
                                                    --------     --------
                                                      13,874       11,868
     Less accumulated depreciation                     5,286        4,627
                                                     -------     --------
                                                    $  8,588     $  7,241
                                                     =======     ========

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE E - INTEREST BEARING DEPOSITS

   The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:


                                                      1998             1997
                                                   --------         --------
    NOW accounts .........................         $ 37,638         $ 30,630
    Money market accounts ................           26,841           17,418
    Savings accounts .....................           32,684           36,277
    Other time deposits ..................           94,779           98,365
                                                   --------         --------
                                                   $191,942         $182,690
                                                   ========         ========

   Included in other time deposits at December 31, 1998 and 1997 are approximately $16,400 and $15,000, in certificates of deposit in denominations of $100,000 or more.

   As of December 31, 1998, the scheduled maturities of other time deposits are as follows:

                YEAR ENDED
                DECEMBER 31,                                AMOUNT
               -------------                              ---------
                   1999.......................             $49,363
                   2000.......................              24,960
                   2001.......................              11,709
                   2002.......................               6,273
                   2003 and Thereafter........               2,474
                                                           -------
                                                           $94,779
                                                           =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE F - BORROWINGS

   Borrowings at December 31, are as follows:

                                                               1998     1997
                                                              -------  ------
    Advance payable to the Federal Home Loan Bank;
      principal due July 1999; interest due monthly at
      5.613%...............................................    $3,000    $--
                                                               ======    ===


NOTE G - INCOME TAXES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                            1998       1997
                                                          -------    -------
    Deferred tax assets:
      Allowance for credit losses ....................     $ 403      $ 374
      Stock grant expense ............................       152        150
      Difference in basis of other real estate .......       125        151
      Other ..........................................        15          8
      Valuation allowance ............................       (45)      (123)
                                                           -----      -----
                                                           $ 650      $ 560
                                                           =====      =====
    Deferred tax liabilities:
      Depreciation and amortization differences ......     $(545)     $(438)
      Unrealized gain on available-
        for-sale securities ..........................      (197)       (54)
      Other ..........................................       (74)       (27)
                                                           -----      -----
                                                           $(816)     $(519)
                                                           =====      =====

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE G - INCOME TAXES - CONTINUED

   The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows at December 31:

                                               1998        1997      1996
                                              -------    --------   -------

    Statutory federal income tax rate .....    34.00%     34.00%     34.00%
    Decrease in valuation allowance .......    (1.92)      (.11)     (5.07)
    Tax exempt income .....................    (2.56)     (1.88)     (0.95)
    Other .................................     2.08        .65       1.67
    Goodwill amortization .................     3.00       --         --
                                               -----      -----      -----
    Effective income tax rate .............    34.60%     32.66%     29.65%
                                               =====      =====      =====


   The valuation allowance on the deferred tax asset was decreased by approximately $78, $3 and $102 during 1998, 1997 and 1996 based on management's reevaluation of the likelihood of realization.


NOTE H - COMMITMENTS AND CONTINGENCIES

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

   Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

   Outstanding commitments and letters of credit are approximately as follows at December 31:

                                                        1998          1997
                                                      -------        -------
    Commitments to extend credit .............        $22,090        $14,268
                                                      =======        =======
    Letters of credit ........................        $   274        $   277
                                                      =======        =======


   The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

   BNB has a 401(k) plan which covers substantially all employees. BNB matches 50% of each employee's contribution up to 6% of annual salary. Total contributions accrued or paid for the period ended December 31, 1998, 1997 and 1996 are approximately $79, $58 and $27.

   During 1997, the Company created the 1997 Stock Plan (the "1997 Stock Plan"). This plan authorizes the issuance of up to 150,000 shares of common stock under both "nonqualified" and "incentive stock" options to employees and "nonqualified" options to directors who are not employees. Under the 1997 Stock Plan, the vesting of options is governed by individual option agreements. The option agreements provide that 20% of the options granted vest one year from the date of grant and an additional 20% each year thereafter. Options granted under the 1997 Stock Plan generally must be exercised within 10 years following the date of grant.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

   Following is a summary of the status of the stock option plans:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                         NUMBER OF     EXERCISE
                                                          SHARES        PRICE
                                                        ----------    ----------
    Options outstanding at January 1, 1997 .........        --          $ --
    Options granted ($7.05-$18.50 a share) .........      34,300          7.38
    Options exercised ($7.05 a share) ..............        (200)         7.05
                                                         -------        ------
    Options outstanding at December 31, 1997
      ($7.05-$18.50 a share) .......................      34,100          7.39
    Options granted ($17.00-$21.78 a share) ........       2,500         19.87
    Options exercised ($7.05 a share) ..............        (300)         7.05
    Options terminated ($21.78 a share) ............        (500)        21.78
                                                         -------        ------
    Options outstanding at December 31, 1998 .......      35,800        $ 8.05
                                                         =======        ======
    Options exercisable at December 31, 1998 .......      13,220          7.73
    Options exercisable at December 31, 1997 .......       6,660          7.39


   Following is a summary of the options outstanding at December 31, 1998:

                                   OUTSTANDING
                             -------------------------
                                           WEIGHTED
                                           AVERAGE
                                          REMAINING
                  EXERCISE                CONTRACTUAL      EXCERCISABLE
                   PRICE      NUMBER         LIFE             NUMBER
                -----------  --------    -------------    --------------
                  $ 7.05      32,800      8.48 years          12,820
                  $17.00       1,000      8.92 years           -
                  $18.50       1,000      9.64 years             400
                  $21.78       1,000      9.15 years           -
                             -------                         -------
                              35,800                          13,220
                             =======                         =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

   The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net earnings and earnings per share would have been as follows at December 31:

                                                            1998         1997
                                                           ------       ------
       Net earnings                   As reported          $2,656       $1,794
                                      Pro forma            $2,633       $1,755
       Basic earnings per share       As reported          $ 1.30       $ 1.22
                                      Pro forma            $ 1.29       $ 1.19
       Diluted earnings per share     As reported          $ 1.25       $ 1.16
                                      Pro forma            $ 1.23       $ 1.13

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued for December 31 were:

                                                        1998         1997
                                                     ----------   ---------
       Weighted average fair value                    $11.57        $2.78
       Expected volatility                                79%          29%
       Risk free rate                                    5.5%         6.1%
       Expected life of options                       5 years      5 years
       Expected dividend yield                           1.9%         1.3%


NOTE I - ACQUISITIONS

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE I - ACQUISITIONS - CONTINUED

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

   The following summarized proforma information assumes the Texas Bank, Texas National Bank of Baytown, and First Bank of Deer Park acquisitions had occurred on January 1, 1996:

                                                    YEAR ENDED DECEMBER 31,
                                                     1997            1996
                                                 ----------       ----------
    Interest income ......................       $   19,547       $   18,547
    Net earnings .........................       $    2,283       $    2,400
    Earnings per share (basic) ...........       $     1.55       $     1.78
    Earnings per share (diluted) .........       $     1.47       $     1.67


NOTE J - EXECUTIVE COMPENSATION

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

   The shares of phantom stock may be redeemed, as vested, at a maximum rate of 6,000 shares per year. Such redemption is payable, at the Company's discretion, in shares of the Company's common stock or cash at the then fair market value of the Company's common stock. In 1997 and 1996, 35,411 and 18,478 shares of phantom stock were granted and 6,000 shares of phantom stock were redeemed for 6,000 shares of the Company's common stock each year. Effective June 24, 1997, the plan was amended and no more shares will be granted under this plan. Total compensation expense charged to the Company's operations for the years ended December 31, 1998, 1997 and 1996 was $64, $94 and $114, respectively.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE J - EXECUTIVE COMPENSATION - CONTINUED

   The Bank has a cash incentive plan which provides guidelines whereby key executive employees can earn bonus compensation based on the profitability of BNB. The bonus amounts are determined based on achievement by BNB of certain percentages of return on equity targets. Total expense under this plan for the years ended December 31, 1998, 1997 and 1996 was $88, $117 and $78, respectively.


NOTE K - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE K - FAIR VALUES OF FINANCIAL STATEMENTS - CONTINUED

   DEPOSITS

   Under Statement 107, the fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1998 (i.e., their carrying amounts).

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

   BORROWINGS

   The fair value of borrowings is estimated based on quoted market prices for similar agreements or current rates offered for borrowings with similar remaining maturities.

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31.


                                             1998                  1997
                                     -------------------   -------------------
                                     CARRYING     FAIR     CARRYING     FAIR
                                      AMOUNT      VALUE     AMOUNT      VALUE
                                     --------   --------   --------   --------
    Financial assets:
         Cash and cash equivalents   $ 25,456   $ 25,456   $ 40,065   $ 40,065
         Securities ..............     69,235     69,235     62,963     62,963
         Loans, net ..............    169,588    171,000    153,766    154,000
    Financial liabilities:
         Deposits
              Noninterest-bearing      60,776     60,776     66,397     66,397
              Interest-bearing
                transaction
                accounts .........     97,163     97,163     84,325     84,325
              Certificates of
                deposits .........     94,779     96,000     98,365     99,000
         Borrowings ..............      3,000      3,000       --         --

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE L - REGULATORY MATTERS

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

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios(set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets(as defined), and of Tier I capital (as defined) to average assets (as defined) be maintained. Management believes, as of December 31, 1998, that BBI and BNB meet all capital adequacy requirements to which they are subject.

   The most recent notification the Office of the Comptroller of the Currency categorized BNB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

   BBI and BNB's actual capital amounts and ratios are also presented in the table.

                                                                                            FOR CAPITAL
                                                     ACTUAL:                             ADEQUACY PURPOSES:
                                               ------------------    -----------------------------------------------------
                                               AMOUNT      RATIO              AMOUNT                        RATIO
                                               ------     -------           ----------                     -------
As of December 31, 1998
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc....................    $20,896     10.72%    (less than or = to)$15,595    (less than or = to)8.0%
    Bayshore National Bank.................    $20,649     10.63%    (less than or = to)$15,540    (less than or = to)8.0%
  TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc....................    $18,952      9.72%    (less than or = to)$ 7,797    (less than or = to)4.0%
    Bayshore National Bank.................    $18,705      9.63%    (less than or = to)$ 7,769    (less than or = to)4.0%
  TIER 1 CAPITAL (TO AVERAGE ASSETS)
    Bay Bancshares, Inc....................    $18,952      6.84%    (less than or = to)$ 8,312    (less than or = to)3.0%
    Bayshore National Bank................     $18,705      6.76%    (less than or = to)$ 8,301    (less than or = to)3.0%


                                                                    TO BE WELL
                                                                 CAPITALIZED UNDER
                                                                 PROMPT CORRECTIVE
                                                                 ACTION PROVISIONS:
                                               ----------------------------------------------------
                                                          AMOUNT                   RATIO
                                                         --------                 -------
As of December 31, 1998
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc....................                              N/A
    Bayshore National Bank.................    (less than or = to)$19,425   (less than or = to)10.0%
  TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc....................                              N/A
    Bayshore National Bank.................    (less than or = to)$11,654   (less than or = to)6.0%
  TIER 1 CAPITAL (TO AVERAGE ASSETS)
    Bay Bancshares, Inc....................                              N/A
    Bayshore National Bank................     (less than or = to)$13,835   (less than or = to)5.0%

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE L - REGULATORY MATTERS - CONTINUED


                                                                                         FOR CAPITAL
                                                  ACTUAL:                             ADEQUACY PURPOSES:
                                            ------------------    -----------------------------------------------------
                                            AMOUNT      RATIO              AMOUNT                        RATIO
                                            ------     -------           ----------                     -------
As of December 31, 1997
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc...................  $19,018     10.59%   (less than or = to)$14,367      (less than or = to)8.0%
    Bayshore National Bank................  $17,330      9.66%   (less than or = to)$14,352      (less than or = to)8.0%
  TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc...................  $17,019      9.48%   (less than or = to)$ 7,181      (less than or = to)4.0%
    Bayshore National Bank................  $15,331      8.54%   (less than or = to)$ 7,181      (less than or = to)4.0%
  TIER 1 CAPITAL (TO AVERAGE ASSETS)
    Bay Bancshares, Inc...................  $17,019      6.33%   (less than or = to)$ 8,066      (less than or = to)3.0%
    Bayshore National Bank................  $15,331      5.70%   (less than or = to)$ 8,069      (less than or = to)3.0%

                                                                TO BE WELL
                                                             CAPITALIZED UNDER
                                                             PROMPT CORRECTIVE
                                                             ACTION PROVISIONS:
                                           ----------------------------------------------------
                                                      AMOUNT                   RATIO
                                                     --------                 -------
As of December 31, 1997
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc...................                             N/A
    Bayshore National Bank................   (less than or = to)$17,940   (less than or = to)10.0%
  TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
    Bay Bancshares, Inc...................                             N/A
    Bayshore National Bank................   (less than or = to)$10,771   (less than or = to)6.0%
  TIER 1 CAPITAL (TO AVERAGE ASSETS)
    Bay Bancshares, Inc...................                             N/A
    Bayshore National Bank................   (less than or = to)$13,448   (less than or = to)5.0%

NOTE M - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

   Cash paid during the period for:

                                                1998    1997     1996
                                              ------   ------   ------
   Interest ...............................   $7,520   $5,580   $5,392
   Income taxes ...........................   $1,435   $  768   $  811
   Noncash transactions during the period:
     Dividends payable ....................   $  122   $  124   $   81

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE N - EARNINGS PER SHARE

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                             1998         1997        1996
                                                         ----------   ----------   ----------
    Net earnings .....................................   $    2,656   $    1,794   $    1,402
    Divided by weighted average common shares ........    2,045,453    1,472,408    1,351,872
                                                         ----------   ----------   ----------
    Earnings per share (basic) .......................   $     1.30   $     1.22   $     1.04
                                                         ==========   ==========   ==========
    Net earnings .....................................   $    2,656   $    1,794   $    1,402
    Divided by adjusted weighted average common shares
      Weighted average common shares .................    2,045,453    1,472,408    1,351,872
      Weighted average dilutive potential common
        shares .......................................       87,069       77,396       89,012
                                                         ----------   ----------   ----------
    Adjusted weighted average common shares ..........    2,132,522    1,549,804    1,440,884
                                                         ----------   ----------   ----------
    Earnings per share (diluted) .....................   $     1.25   $     1.16   $      .97
                                                         ==========   ==========   ==========

NOTE O - COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus other comprehensive income. The Company's other comrehensive income consists of unrealized gains or losses on securities.

   Other comprehensive income and its tax effects are as follows:

                                                  BEFORE TAX   TAX (EXPENSE)   NET OF TAX
                                                    AMOUNT        BENEFIT        AMOUNT
                                                  ----------   -------------   -----------
                  1998
    Unrealized gains on securities:
      Unrealized holding gains arising
        during period ...........................   $ 466          $(158)        $ 308
      Less:  reclassification adjustment
        for gains included in net earnings ......     (50)            17           (33)
                                                    -----          -----         -----
    Other comprehensive income ..................   $ 416          $(141)        $ 275
                                                    =====          =====         =====

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE O - COMPREHENSIVE INCOME - CONTINUED

                                                      BEFORE TAX  TAX (EXPENSE)  NET OF TAX
                                                        AMOUNT       BENEFIT       AMOUNT
                                                      ----------  -------------  ----------
                  1997
    Unrealized gains on securities:
      Unrealized holding gains arising
        during period ...........................        $ 470        $(169)       $ 301
      Less: reclassification adjustment
        for gains included in net earnings ......          (12)           4           (8)
                                                         -----        -----        -----
    Other comprehensive income ..................        $ 458        $(165)       $ 293
                                                         =====        =====        =====
                  1996
    Unrealized losses on securities:
      Unrealized holding losses arising
        during period ...........................        $ (71)       $  24        $ (47)
      Less: reclassification adjustment
        for losses included in net earnings .....           19           (6)          13
                                                         -----        -----        -----
    Other comprehensive income ..................        $ (52)       $  18        $ (34)
                                                         =====        =====        =====

NOTE P - NEW PRONOUNCEMENTS

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), which is effective for financial statements issued for periods beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the effect of SFAS No. 133 to be material to the financial statements taken as a whole.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)


NOTE Q - PARENT-ONLY FINANCIAL STATEMENTS

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                          ASSETS                         1998        1997
                                                       --------    --------
      Cash and cash equivalents ....................   $    627    $  2,085
      Investment security ..........................        250        --
      Investment in subsidiary .....................     26,291      22,862
      Other assets .................................         95         331
                                                       --------    --------
                                                       $ 27,263    $ 25,278
                                                       ========    ========
                        LIABILITIES
      Other liabilities ............................   $    721    $    729
                                                       --------    --------
        Total liabilities ..........................        721         729
      Commitments and contingencies ................       --          --
      Stockholders' equity
        Common stock ...............................      2,091       2,091
        Additional paid-in capital .................     17,542      17,541
        Retained earnings ..........................      7,252       5,087
        Accumulated other comprehensive income .....        379         104
                                                       --------    --------
                                                         27,264      24,823
        Less common stock in treasury - at cost ....       (722)       (274)
                                                       --------    --------
                                                         26,542      24,549
                                                       --------    --------
                                                       $ 27,263    $ 25,278
                                                       ========    ========

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE Q - PARENT-ONLY FINANCIAL STATEMENTS - CONTINUED

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                             STATEMENTS OF EARNINGS
                             YEAR ENDED DECEMBER 31,



                                                1998       1997      1996
                                              -------    -------    -------
    Interest income
      Securities ..........................   $    13    $  --      $     4
                                              -------    -------    -------
                                                   13       --            4
    Costs and expenses
      General and administrative ..........        80        112        152
                                              -------    -------    -------
      Loss before income taxes and equity
         in net earnings of subsidiary ....       (67)      (112)      (148)
    Income taxes (benefit)
      Current .............................      --          (21)        52
      Deferred ............................       (18)       (11)       (92)
                                              -------    -------    -------
                                                  (18)       (32)       (40)
                                              -------    -------    -------
      Loss before equity in net earnings
          of subsidiary ...................       (49)       (80)      (108)
    Equity in net earnings of subsidiary ..     2,705      1,874      1,510
                                              -------    -------    -------
          NET EARNINGS ....................   $ 2,656    $ 1,794    $ 1,402
                                              =======    =======    =======

                       BAY BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996
                             (DOLLARS IN THOUSANDS)



NOTE Q - PARENT-ONLY FINANCIAL STATEMENTS - CONTINUED

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,

                                                                     1998        1997        1996
                                                                   --------    --------    --------
    Cash flows from operating activities:
      Net earnings .............................................   $  2,656    $  1,794    $  1,402
      Adjustments to reconcile net
        earnings to net cash provided
        (used) in operating activities:
        Earnings of subsidiaries ...............................     (2,705)     (1,874)     (1,510)
        Compensation expenses related
           Phantom stock plan ..................................         64          94         114
        Change in assets and liabilities
           (Increase) decrease in other assets .................        238        (143)        (75)
           Increase (decrease) in other liabilities ............        (73)        395          (9)
                                                                   --------    --------    --------
             Net cash provided (used) in operating activities ..        180         266         (78)

    Cash flows from investing activities:
         Maturities of interest-bearing deposits with banks ....       --          --            98
         Purchases of securities ...............................       (250)       --
         Dividends from subsidiary .............................        300       7,900        --
         Capital contribution to subsidiary ....................       (750)       --          --
         Capital contribution of banks acquired ................       --       (15,715)       --
                                                                   --------    --------    --------

              Net cash (used) provided by investing activities .       (700)     (7,815)         98
    Cash flows from financing activities:
         Proceeds from issuance of stock .......................          1       9,897          30
         Purchase of treasury stock ............................       (448)       --           (48)
         Sale of treasury stock ................................       --             3        --
         Dividends paid ........................................       (491)       (324)       (311)
                                                                   --------    --------    --------
                Net cash (used) provided by financing activities       (938)      9,576        (329)
                                                                   --------    --------    --------

    Net (decrease) increase in cash and cash equivalents .......     (1,458)      2,027        (309)
    Cash and cash equivalents at beginning of year .............      2,085          58         367
                                                                   --------    --------    --------
    Cash and cash equivalents at end of year ...................   $    627    $  2,085    $     58
                                                                   ========    ========    ========