Form 10QSB
period 1999-03-31
BAY BANCSHARES INC
filed 1999-05-12
CIK 1046406

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

        [ ]        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of April 29, 1999, there were 1,993,903 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

================================================================================

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
            Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998
            Consolidated Statements of Earnings for Three Months ended
              March 31, 1999 and 1998
            Consolidated Statements of Comprehensive Income for the
              Three Months ended March 31, 1999 and 1998
            Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998
            Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION


         BAY BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS)


                                                           MARCH 31,     DECEMBER 31,
                                                             1999           1998
                                                          -----------    -------------
                                                          (Unaudited)
                              ASSETS
Cash and cash equivalents
     Cash and due from banks .........................     $  15,690      $  15,466
     Federal funds sold ..............................        22,230          9,990
                                                           ---------      ---------
        Total cash and cash equivalents ..............        37,920         25,456
Securities available-for-sale ........................        70,902         69,235
Loans, net of allowance for credit losses of $1,958 ..       168,405        169,588
     and $1,944
Bank premises and equipment, net .....................         8,590          8,588
Other assets .........................................        11,879         11,415
                                                           ---------      ---------
        Total assets .................................     $ 297,696      $ 284,282
                                                           =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Noninterest-bearing ..........................     $  60,921      $  60,776
        Interest-bearing deposits ....................       205,370        191,942
                                                           ---------      ---------
        Total deposits ...............................       266,291        252,718
     Borrowings ......................................         3,000          3,000
     Other liabilities ...............................         2,030          2,022
                                                           ---------      ---------
        Total liabilities ............................       271,321        257,740
Stockholders' equity
     Common stock ....................................         2,091          2,091
     Additional paid-in capital ......................        17,542         17,542
     Retained earnings ...............................         7,706          7,252
     Accumulated other comprehensive income ..........            75            379
                                                           ---------      ---------
                                                              27,414         27,264
Less:  Treasury stock ................................        (1,039)          (722)
        Total stockholders' equity ...................        26,375         26,542
                                                           ---------      ---------

        Total liabilities and stockholders' equity ...     $ 297,696      $ 284,282
                                                           =========      =========


      (See accompanying notes to interim consolidated financial statements)

              BAY BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             1999        1998
                                                            ------     ------
Interest income
     Loans, including fees .............................    $3,735     $3,559
     Securities ........................................     1,018        955
     Federal funds sold ................................       316        316
                                                            ------     ------
     Total interest income .............................     5,069      4,830
Interest expense
     Deposits ..........................................     1,901      1,864
     Other .............................................        42       --
                                                            ------     ------
     Total interest expense ............................     1,943      1,864
                                                            ------     ------
        Net interest income ............................     3,126      2,966
     Provision for credit losses .......................       130        144
                                                            ------     ------
Net interest income after provision for credit losses ..     2,996      2,822
Noninterest income
     Service charges ...................................       582        678
     Other .............................................       308        446
                                                            ------     ------
        Total noninterest income .......................       890      1,124
Noninterest expense
     Salaries and employee benefits ....................     1,580      1,539
     Occupancy expense, net ............................       464        435
     Other noninterest expense .........................       974        910
                                                            ------     ------
     Total noninterest expense .........................     3,018      2,884
                                                            ------     ------
Earnings before federal income taxes ...................       868      1,062
     Provision for income taxes ........................       294        367
                                                            ------     ------
        Net earnings ...................................    $  574     $  695
                                                            ======     ======

        Net earnings per share (basic) .................    $ 0.29     $ 0.34
        Net earnings per share (diluted) ...............      0.28       0.33


  (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              1999         1998
                                                             ------       ------
Net earnings .........................................       $ 574        $ 695
Other comprehensive income, net of tax:

Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising
       during period .................................        (272)          31
     Less: reclassification adjustment for gains
       included in net earnings ......................         (32)          (2)
                                                             -----        -----
Comprehensive income .................................       $ 270        $ 724
                                                             =====        =====


      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       ----------------------
                                                                          1999         1998
                                                                       --------      --------
Cash flows from operating activities:
    Net earnings .................................................     $    574      $    695
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Provision for credit losses ............................          130           144
          Depreciation and amortization ..........................          376           304
          Gain on sale of bank premises and equipment ............         --             (74)
          Gain on sale of available-for-sale securities ..........          (49)           (3)
          Amortization of premiums, net of accretion and discounts
               on securities .....................................           37            34
          Effect of phantom stock plan ...........................           16            16
          (Increase) decrease in other assets ....................         (543)           78
          Decrease (increase) increase in other liabilities ......          149          (272)
                                                                       --------      --------

               Net cash provided by operating activities .........          690           922

Cash flows from investing activities:
    Proceeds from sale of available-for-sale securities ..........        3,442        14,861
    Proceeds from principal repayments, maturities, and calls of
          available-for-sale securities ..........................        6,413           352
    Purchases of available-for-sale securities ...................      (11,971)      (16,061)
    Net decrease (increase) in loans .............................        1,034        (3,364)
    Proceeds from sales of bank premises and equipment ...........            0           234
    Purchases of bank premises and equipment .....................         (280)         (322)
                                                                       --------      --------

               Net cash used by investing activities .............       (1,362)       (4,300)

Cash flows from financing activities:
    Purchase of treasury stock ...................................         (317)         --
    Net  increase (decrease) in deposits .........................       13,573        (9,060)
    Dividends paid ...............................................         (120)         (123)
                                                                       --------      --------

               Net cash provided (used) by financing activities ..       13,136        (9,183)

               Net increase in cash and cash equivalents .........       12,464       (12,561)

Cash and cash equivalents at beginning of period .................       25,456        40,065
                                                                       --------      --------

Cash and cash equivalents at end of period .......................     $ 37,920      $ 27,504
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share was computed based on the following:

                                                      THREE MONTHS ENDED
                                                     --------------------
                                                           MARCH 31,
                                                       1999         1998
                                                     -------      -------
                                                    (Dollars in thousands
                                                    except per share data)


Net earnings available to common shareholders .....   $  574       $  695

Basic weighted average shares outstanding .........    2,004        2,049
Diluted weighed average shares outstanding ........    2,086        2,138

Basic earnings per common share ...................   $ 0.29       $ 0.34
Diluted earnings per common share .................   $ 0.28       $ 0.33


(3)  COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus unrealized gain or loss on securities.

      The tax effects of comprehensive income are as follows:


                                                            Three Months Ended                    Three Months Ended
                                                              March 31, 1999                        March 31, 1998
                                                -------------------------------------   ---------------------------------------
                                                             (Unaudited)                              (Unaudited)
                                                                 Tax                                      Tax
                                                Before tax    (Expense)      Net of     Before tax     (Expense)      Net of
                                                  amount       Benefit     Tax amount     amount        Benefit     Tax amount
                                                ----------   -----------   ----------   -----------   -----------   -----------
Unrealized gains(losses on securities:
    Unrealized holding gains (losses)
      arising during period .................     $(410)        $ 138        $(272)        $  47         $ (16)        $  31
    Less: reclassification adjustments
      for gains included in net earnings ....       (49)           17          (32)           (3)            1            (2)
                                                  -----         -----        -----         -----         -----         -----
Comprehensive income ........................     $(456)        $ 155        $(304)        $  44         $ (15)        $  29
                                                  =====         =====        =====         =====         =====         =====

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


ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"). The Company currently serves its market areas from its headquarters in La Porte and ten full-service banking office locations in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas. Additionally, the Company operates three Loan Production Offices ("LPOs") in the Houston area and an Internet banking site (www.bankbnb.com).

      Net income for the three months ended March 31, 1999 was $574,000 compared with $695,000 for the three months ended March 31, 1998, a decrease of $121,000 or 17.41%. Per share (basic) earnings decreased $0.05 to $0.29 for the three months ended March 31, 1999 from $0.34 for the same period ended March 31, 1998. Per share (diluted) earnings decreased $0.05 to $0.28 for the three months ended March 31, 1999 from $0.33 for the same period ended March 31, 1998. First quarter 1999 earnings were primarily affected by a decrease in noninterest income.

      On February 2, 1999 the Company announced that the Board of Directors approved the repurchase of up to $1.0 million of Company Common Stock. As of April 29, 1999 the Company, using excess funds, repurchased 21,000 shares of Common Stock in the open market in six separate trades at a total cost of $283,000. As of April 29, 1999 there were 1,993,903 shares of Common Stock outstanding.

      The Company continues to grow the Bank's premier full service Internet banking site, "Click Bank!." Click Bank! offers a convenient alternative to traditional banking and allows 24 hour access to account activity while giving the customer the ability to open accounts, apply for loans, view check images and conduct other banking transactions online. In the fourth quarter 1998, the Bank introduced the "Navigator Series", a comprehensive Internet-based treasury management program which offers an array of commercial banking products and services allowing commercial customers to manage cash, investments and general account activity. Management believes the new Internet-based technology allows the Company to generate additional fee income, compete effectively and promote a higher level of community banking service.


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

      Net interest income for the three months ended March 31, 1999 was $3.1 million compared with $3.0 million for the three months ended March 31, 1998, an increase of $100,000 or 3.33%. Net interest income increased as a result of a higher dollar amount of interest-earning assets derived primarily from loan growth. Average interest-earning assets increased from 87.93% of total average assets at March 31, 1998 to 88.86% of total average assets at March 31, 1999. Average gross loans increased to $170.1 million for the three months ended March 31, 1999 from $157.3 million for the three months ended March 31, 1998, an increase of $12.8 million or 8.14%. Average interest-bearing deposits increased to $206.4 million for the three months ended March 31, 1999 from $186.6 million for the three months ended March 31, 1998, an increase of $19.8 million or 10.61%.

      The Company posted net interest margins of 4.70% and 4.87% and net interest spreads of 3.85% and 3.93% for the periods ended March 31, 1999 and March 31, 1998, respectively. The decrease in net interest margin from the first quarter of 1998 to the first quarter of 1999 reflects a 31 basis point decrease in the yield on average interest-earning assets and a 23 basis point reduction in the cost of interest-bearing liabilities. Net interest margin decreased during the first quarter 1999 compared to the same period in 1998 due primarily to two factors: First, a downward turn in interest rates, including both the Prime Rate and the Federal Funds rate; second, an increase in public fund deposits. Public fund deposits require a higher degree of liquidity this results in shorter term, lower interest-earning assets that are matched to the public fund deposits.

      The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances.

                                                                             Three Months Ended March 31,
                                                --------------------------------------------------------------------------------
                                                                    1999                                   1998
                                                ----------------------------------------   -------------------------------------
                                                   Average        Interest      Average      Average     Interest       Average
                                                 Outstanding       Earned/       Yield/    Outstanding    Earned/        Yield/
                                                   Balance         Paid          Rate       Balance       Paid           Rate
                                                ------------     ----------    ---------   -----------   ---------     ---------
                                                                               (Dollars in thousands)
Assets
Interest-earning assets:
    Loans ....................................   $ 170,076       $   3,735         8.78%   $ 157,258     $   3,559          9.05%
    Securities ...............................      69,950           1,018         5.82%      64,292           955          5.94%
    Federal funds sold and other temporary
        investments ..........................      25,918             316         4.88%      22,161           316          5.70%
                                                 ---------       ---------    ---------    ---------     ---------     ---------
        Total interest-earning assets ........     265,944           5,069         7.62%     243,711         4,830          7.93%
                                                 ---------       ---------    ---------    ---------     ---------     ---------
    Less allowance for credit losses .........      (1,937)                                   (2,011)
                                                 ---------                                 ---------
    Total interest-earning assets, net of
        allowance ............................     264,007                                   241,700
    Nonearning assets ........................      35,294                                    35,472
                                                 ---------                                 ---------
        Total assets .........................   $ 299,301                                 $ 277,172
                                                 =========                                 =========
Liabilities and stockholders' equity
Interest-bearing liabilities:
    Interest-bearing demand deposits .........   $  31,279       $      82         1.05%   $  27,567     $      79          1.15%
    Public fund deposits .....................       9,727             105         4.32%       5,567            38          2.73%
    Savings and money market accounts ........      67,214             512         3.05%      56,237           488          3.47%
    Certificates of deposit ..................      95,193           1,202         5.05%      97,245         1,259          5.18%
    Federal funds purchased, FHLB line of
        credit and other borrowings ..........       3,000              42         5.60%        --            --            --
                                                 ---------       ---------    ---------    ---------     ---------     ---------
        Total interest-bearing liabilities ...     206,413           1,943         3.77%     186,616         1,864          4.00%
                                                 ---------       ---------    ---------    ---------     ---------     ---------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits ......      65,125                                    63,879
    Other liabilities ........................       1,419                                     1,612
                                                 ---------                                 ---------
        Total liabilities ....................     272,957                                   252,107
                                                 ---------                                 ---------
Stockholders' equity .........................      26,344                                    25,065
                                                 ---------                                 ---------
        Total liabilities and stockholders'
            equity ...........................   $ 299,301                                 $ 277,172
                                                 =========                                 =========
    Net interest income ......................                   $   3,126                               $   2,966
                                                                 =========                               =========
    Net interest spread ......................                                     3.85%                                    3.93%
                                                                              =========                                =========
    Net interest margin ......................                                     4.70%                                    4.87%
                                                                              =========                                =========


Provision for Credit Losses

      The provision for credit losses decreased to $130,000 for the three months ended March 31, 1999 from $144,000 for the same time period in 1999, a decrease of $14,000 or 9.72%.

Noninterest Income

      Noninterest income is an important source of revenue for financial institutions. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the three months ended March 31, 1999 was $890,000 compared with $1.1 million for the three months ended March 31, 1998, a decrease of $210,000 or 19.09%. The decrease during the first quarter 1999 compared to the first quarter 1998 was primarily attributable to a reduction in the gains on the sale of SBA loans. The Company has been an active SBA lender for more than five years selling the guaranteed portion of the loans in the open market. The timing of the gains on the sale of SBA loans is historically inconsistent and varies from quarter to quarter. Although the first quarter 1999 gains on the sale of SBA loans were lower compared to 1998, the pipeline for the remainder of 1999 remains active. Additionally affecting noninterest income during the first quarter 1999 compared to the first quarter 1998 were non-recurring service charges on deposits related to the mainframe conversion on March 31, 1998 and a gain on the sale of Bank owned property during the first quarter 1998 in the amount of $63,000.

      The following table presents for the periods indicated the major categories of noninterest income:

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     1999           1998
                                                   -------        -------
                                                   (Dollars in thousands)

Service charges on deposit accounts ...........     $  582         $  678
Gain on sale of SBA loans .....................         38            134
ATM fee income ................................         91             74
Alternative investments .......................         29             19
Other noninterest income ......................        150            219
                                                    ------         ------
     Total noninterest income .................     $  890         $1,124
                                                    ======         ======

Noninterest Expense

      In the three month period ended March 31, 1999, noninterest expense increased $100,000 or 3.45% to $3.0 million from $2.9 million for the three month period ended March 31,1998.

      Employee compensation and benefit expense for the three months ended March 31, 1999 was $1.6 million, an increase of $41,000 or 2.66% from $1.5 for the same period of 1998. Noninterest expense increased in the first quarter 1999 compared to the same period in 1998 primarily due to salaries associated with the expansion of the Mortgage Lending Division. New mortgage lending officers are paid a salary for 60 days at which time they convert to commissions only based on business generated. The Mortgage Lending Division continues to grow and show increasing levels of fee and interest income.

      Non-staff expense increased to $1.4 million for the three month period ended March 31, 1999 from $1.3 for the same period in 1998, an increase of $100,000 or 7.69%. This increase was due to additional expenses including increased facility and advertising costs related to the Company's internal growth, increased professional fees related to the Company's aggressive collection efforts, and higher data processing/software and technology costs.

      The following table presents for the periods indicted the major categories of noninterest expense:

                                                    Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                     1999          1998
                                                    -------       -------
                                                   (Dollars in thousands)

Employee compensation and benefits ...........      $1,580         $1,539
Non-staff expense:
     Net bank premises expense ...............         210            212
     Equipment rentals, depreciation
and maintenance ..............................         254            223
     Data processing .........................          79             61
     Professional fees .......................         113            105
     Regulatory assessments/FDIC
insurance ....................................          31             30
     Ad valorem and franchise taxes ..........          72             70
     Other ...................................         679            644
                                                    ------         ------
        Total non-staff expenses .............       1,438          1,345
                                                    ------         ------
        Total noninterest expense ............      $3,018         $2,884
                                                    ======         ======

Financial Condition

      Total assets as of March 31, 1999 were $297.7 million compared with $284.3 million at December 31, 1998 an increase of $13.4 million or 4.71%. At March 31, 1999, investment securities totaled $70.9 million, an increase of $1.7 million or 2.46% from $69.2 million at December 31, 1998. Net loans were $168.4 million at March 31, 1999, a decrease of $1.6 million or 0.94% from $170.0 million at December 31, 1998. First quarter 1999 balance sheet growth is a result of the Company's continued efforts to increase market share through intense marketing efforts and technology based products along with seasonal growth in public deposits.

      The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, which may jeopardize recoverability of the debt. The Houston economy has historically been affected by the price of oil and gas. However, economic reliance on energy has been lessened through diversification efforts. The Company has no extensions of credit to production or exploration companies and has not historically pursued this line of business. The Company provides financing and other banking services to companies that service the petrochemical industry. While the Company maintains a reasonably diverse commercial and consumer loan portfolio, any major downturn in the energy industry could have an adverse affect on borrowers' ability to repay loans and, therefore, could potentially affect the results of operations and the financial condition of the Company. The allowance for credit losses as of March 31, 1999 was $2.0 million or 1.15% of outstanding loans.

      The Company's total deposits for the three months ended March 31, 1999 were $266.3 million, an increase of $13.6 million or 5.38% from $252.7 million at December 31, 1998. First quarter 1999 deposit growth was primarily attributable to internal growth and seasonally higher public fund deposits. First quarter 1999 deposit growth is a result of the Company's continued efforts to increase market share through intense marketing efforts and technology based products. Additionally, the Company's public fund deposits were higher than their normal core levels during the first quarter 1999.

      Stockholders' equity decreased from $26.5 million at December 31, 1998 to $26.4 million at March 31, 1999, a decrease of $100,000 or 0.38%. The first quarter 1999 decrease was primarily the result of increased treasury stock purchases, dividends and a decrease in other accumulated comprehensive income. As of March 31, 1999, the Company's ratio of stockholders' equity to total assets was 8.86% as compared with 9.34% as of December 31, 1998.

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

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $690,000 and $922,000 for the three months ended March 31, 1999 and 1998 respectively. The decrease in net cash provided by operating activities for the three months ended March 31, 1999 compared with the same period in 1998 was primarily due to the (increase) decrease in other assets and liabilities in 1999.

      Net cash used in investing activities was $1.4 million and $4.3 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in net cash used in investing activities for the three months ended March 31, 1999 compared with the same period in 1998 was primarily due to activity in the Company's investment portfolio and the sale of Bank owned property.

      Net cash provided by (used in) financing activities was $13.1 million and ($9.2) million for the three months ended March 31, 1999 and 1998, respectively. The net cash used in financing activities for the three months ended March 31, 1999 compared with the same period in 1998 was primarily due to the increase in deposits in 1999 and the Company's effort to repurchase outstanding shares of Common Stock.

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


                                    Minimum      Actual Ratio
                                    Required    March 31, 1999
                                  ---------------------------
THE COMPANY
Leverage ratio                       3.00%           6.56%
Tier 1 risk-based capital            4.00%           9.66%
Risk-based capital ratio             8.00%          10.65%

THE BANK
Leverage ratio                       3.00%           6.51%
Tier 1 risk-based capital            4.00%           9.59%
Risk-based capital ratio             8.00%          10.59%
----------------------------

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

      The Company is completing the Renovation and Validation phases of its Year 2000 plan. The Renovation phase includes hardware and software upgrades, system replacements, vendor certifications and other associated changes. The Validation phase includes testing upgraded components, verifying connections with other systems and acceptance of changes by internal and external customers. The Company completed testing of the Bank's mainframe system and associated software in January 1999 and all other mission critical systems have been tested. Validation of the testing was completed during March 1999. The Company anticipates that the Implementation phase will be completed by the end of the second quarter of 1999. In this phase, systems are certified as Year 2000 compliant and accepted by users. For any systems which fail certification, the Company's contingency plan will be implemented for that particular application.

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

      Not Applicable

ITEM 5. - Other Information

      Not Applicable

ITEM 6. - Exhibits and Reports on Form 8-K

      (a)    The following exhibits are filed with this report;

         EXHIBIT
         NUMBER                        DESCRIPTION
        ---------                     --------------

           27                       Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    BAY BANCSHARES, INC.



                                    By: /s/ L.D. WRIGHT
                                            Larry D. Wright
                                            Chief Executive Officer

                                    By: /s/ KIM E. LOVE
                                            Kim E. Love
                                            Controller