Form 10QSB
period 1999-06-30
BAY BANCSHARES INC
filed 1999-08-13
CIK 1046406

==============================================================================

                                 FORM 10-QSB

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-23299

                              BAY BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


                  TEXAS                                        76-0046244
     (State or other jurisdiction of                       (I.R.S.Employer
     incorporation or organization)                        Identification No.)

                             1001 HIGHWAY 146 SOUTH
                              LA PORTE, TEXAS 77571
                    (Address of principal executive offices)


                                (281) 471-4400
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 9, 1999, there were 1,990,003 shares of the registrant's Common Stock, par value $1.00 per share outstanding.


==============================================================================

                    BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
            Consolidated Balance Sheets as of June 30, 1999 and December 31,
                  1998
            Consolidated Statements of Earnings for the Three and Six Months
                  ended June 30, 1999 and 1998
            Consolidated Statement of Comprehensive Income for the Three and
                  Six Months ended June 30, 1999 and 1998
            Consolidated Statements of Cash Flows for the Six Months ended
                  June 30, 1999 and 1998
            Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                      June 30,     December 31,
                                                        1999          1998
                                                     ---------     ------------
                                                    (Unaudited)
                          ASSETS
Cash and cash equivalents
     Cash and due from banks ......................  $  12,948     $     15,466
     Federal funds sold ...........................      2,491            9,990
                                                     ---------     ------------
        Total cash and cash equivalents ...........     15,439           25,456
Securities available-for-sale .....................     77,994           69,235
Loans, net of allowance for credit losses of $1,922
     and $1,944....................................    183,981          169,588
Bank premises and equipment, net ..................      8,413            8,588
Other assets ......................................     12,463           11,415
                                                     ---------     ------------
        Total assets ..............................  $ 298,290     $    284,282
                                                     =========     ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
      Noninterest-bearing .........................  $  59,981     $     60,776
      Interest-bearing deposits ...................    201,788          191,942
                                                     ---------     ------------
        Total deposits ............................    261,769          252,718
      Borrowings ..................................      9,000            3,000
      Other liabilities ...........................      1,844            2,022
                                                     ---------     ------------
        Total liabilities .........................    272,613          257,740

Stockholders' equity
     Common stock .................................      2,091            2,091
     Additional paid-in capital ...................     17,542           17,542
     Retained earnings ............................      8,285            7,252
Accumulated other comprehensive
     income .......................................     (1,096)             379
                                                     ---------     ------------
                                                        26,822           27,264
Less:  Treasury stock .............................     (1,145)            (722)
                                                     ---------     ------------
        Total stockholders' equity ................     25,677           26,542
                                                     ---------     ------------
        Total liabilities and stockholders' equity   $ 298,290     $    284,282
                                                     =========     ============

      (See accompanying notes to interim consolidated financial statements)

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    --------
Interest income
     Loans, including fees ..........................    $  3,926    $  3,693    $  7,661    $  7,252
     Securities .....................................       1,141       1,072       2,159       2,027
     Federal funds sold .............................         150         112         466         428
                                                         --------    --------    --------    --------
     Total interest income ..........................       5,217       4,877      10,286       9,707
Interest expense
     Deposits .......................................       1,909       1,802       3,810       3,666
     Other ..........................................          57        --            99        --
                                                         --------    --------    --------    --------
     Total interest expense .........................       1,966       1,802       3,909       3,666
                                                         --------    --------    --------    --------
        Net interest income .........................       3,251       3,075       6,377       6,041
     Provision for credit losses ....................         150         144         280         288
                                                         --------    --------    --------    --------
Net interest income after provision for credit losses       3,101       2,931       6,097       5,753
Noninterest income
     Service charges ................................         564         518       1,146       1,196
     Other ..........................................         388         436         696         882
                                                         --------    --------    --------    --------
        Total noninterest income ....................         952         954       1,842       2,078
Noninterest expense
     Salaries and employee benefits .................       1,558       1,639       3,138       3,178
     Occupancy expense, net .........................         462         414         926         849
     Other noninterest expense ......................         967         958       1,941       1,868
                                                         --------    --------    --------    --------
     Total noninterest expense ......................       2,987       3,011       6,005       5,895
                                                         --------    --------    --------    --------
Earnings before federal income taxes ................       1,066         874       1,934       1,936
     Provision for income taxes .....................         368         318         662         685
                                                         --------    --------    --------    --------
        Net earnings ................................    $    698    $    556    $  1,272    $  1,251
                                                         ========    ========    ========    ========

        Net earnings per share (basic) ..............    $   0.35    $   0.27    $   0.64    $   0.61
        Net earnings per share (diluted) ............        0.34        0.26        0.62        0.59

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                                -------------------     -------------------
                                                                 1999        1998        1999        1998
                                                                -------     -------     -------     -------
Net earnings ...............................................    $   698     $   556     $ 1,272     $ 1,251
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period     (1,171)        (19)     (1,426)         12
     Less:  reclassification adjustment for gains included
         in net earnings ...................................       --          --           (32)         (2)
                                                                -------     -------     -------     -------
                                                                 (1,171)        (19)     (1,458)         10
                                                                -------     -------     -------     -------
Comprehensive income .......................................    $  (473)    $   537     $  (186)    $ 1,261
                                                                =======     =======     =======     =======

       (See accompanying notes to interim consolidated financial statements)

                    BAY BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                ---------------------

                                                                                   1999        1998
                                                                                ---------    --------

 Cash flows from operating activities:
            Net earnings ...................................................    $  1,272     $  1,251
            Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Provision for credit losses ..............................         280          288
                  Depreciation and amortization ............................         753          692
                  Gain on sale of bank premises and equipment ..............        --            (74)
                  Gain on sale of available-for-sale securities ............         (49)          (3)
                  Amortization of premiums, net of (accretion) and discounts
                        on securities ......................................          89           63
                  Effect of phantom stock plan .............................          32           32
                  Decrease in other assets .................................      (1,627)        (360)
                  Increase (decrease) in other liabilities .................         607         (745)
                                                                                --------     --------

                        Net cash provided by operating activities ..........       1,357        1,144


 Cash flows from investing activities:

            Proceeds from sale of available-for-sale securities ............       3,393        8,770
            Proceeds from principal repayments, maturities, and calls of
                  available-for-sale securities ............................      10,387        9,862
            Purchases of available-for-sale securities .....................     (24,888)     (25,277)
            Net increase in loans ..........................................     (14,274)      (9,791)
            Proceeds from sales of bank premises and equipment .............        --            234
            Purchases of bank premises and equipment .......................        (381)      (1,716)
                                                                                --------     --------

                        Net cash used by investing activities ..............     (25,763)     (17,918)


Cash flows from financing activities:
            Proceeds from borrowing ........................................       6,000         --
            Purchase of treasury stock .....................................        (423)        --
            Net increase (decrease) in deposits ............................       9,051       (8,942)
            Dividends paid .................................................        (239)        (246)
                                                                                --------     --------

                        Net cash provided (used) by financing activities ...      14,389       (9,188)

                        Net decrease in cash and cash equivalents ..........     (10,017)     (25,962)

Cash and cash equivalents at beginning of period ...........................      25,456       40,065
                                                                                --------     --------

Cash and cash equivalents at end of period..................................    $ 15,439     $ 14,103
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share was computed based on the following:



                                                  Three Months Ended      Six Months Ended
                                                        June 30,              June 30,
                                                 --------------------    --------------------
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
                                                      (Unaudited)             (Unaudited)
Net earnings available to common shareholders    $    698    $    556    $  1,272    $  1,251

Basic weighted average shares outstanding ...       1,992       2,049       1,998       2,049
Diluted weighed average shares outstanding ..       2,074       2,139       2,080       2,138

Basic earnings per common share .............    $   0.35    $   0.27    $   0.64    $   0.61
Diluted earnings per common share ...........    $   0.34    $   0.26    $   0.62    $   0.59

(3)  COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus unrealized gain or loss on securities.

      The tax effects of comprehensive income are as follows:



                                                                     Three Months Ended                 Three Months Ended
                                                                       June 30, 1999                        June 30, 1998
                                                             ---------------------------------   ----------------------------------
                                                                         (Unaudited)                        (Unaudited)
                                                                             Tax                                Tax
                                                             Before tax    Expense    Net of     Before tax   Expense      Net of
                                                               amount     (Benefit) Tax amount     amount    (Benefit)   Tax amount
                                                             ----------   --------  ----------   ----------   --------   ----------
Unrealized gains(losses) on securities:
    Unrealized holding gains (losses) arising during period  $   (1,569)  $    398  $   (1,171)  $      (25)  $      6   $      (19)
    Less:  reclassification adjustments for gains included
        in net earnings ...................................        --         --          --           --         --           --
                                                             ----------   --------  ----------   ----------   --------   ----------
Comprehensive income ......................................  $   (1,569)  $    398  $   (1,171)  $      (25)  $      6   $      (19)
                                                             ==========   ========  ==========   ==========   ========   ==========


                                                                      Six Months Ended                     Six Months Ended
                                                                       June 30, 1999                        June 30, 1998
                                                             ---------------------------------   ----------------------------------
                                                                         (Unaudited)                        (Unaudited)
                                                                             Tax                                Tax
                                                             Before tax    Expense    Net of     Before tax   Expense      Net of
                                                               amount     (Benefit) Tax amount     amount    (Benefit)   Tax amount
                                                             ----------   --------  ----------   ----------   --------   ----------
Unrealized gains(losses) on securities:
    Unrealized holding gains (losses) arising during period  $   (1,911)  $    485  $   (1,426)  $       16   $     (4)  $       12
    Less:  reclassification adjustments for gains included
        in net earnings ...................................         (49)        17         (32)          (3)         1           (2)
                                                             ----------   --------  ----------   ----------   --------   ----------
Comprehensive income ......................................  $   (1,960)  $    502  $   (1,458)  $       13   $     (3)  $       10
                                                             ==========   ========  ==========   ==========   ========   ==========

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


ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      Net income for the three months ended June 30, 1999 was $698,000 compared with $556,000 for the three months ended June 30, 1998, an increase of $142,000 or 25.54%. Per share (basic) earnings increased $0.08 to $0.35 for the three months ended June 30, 1999 from $0.27 for the same period ended June 30 , 1998. Per share (diluted) earnings increased $0.08 to $0.34 for the three months ended June 30, 1999 from $0.26 for the same period ended June 30, 1998. Net income for the six months ended June 30, 1999 was $1.3 million compared with $1.3 million for the six months ended June 30, 1998, an increase of $21,000 or 1.68%. Per share (basic) earnings increased $0.03 to $0.64 for the six months ended June 30, 1999 from $0.61 for the same period ended June 30, 1998. Per share (diluted) earnings increased $0.03 to $0.62 for the six months ended June 30, 1999 from $0.59 for the same period ended June 30, 1998.

      On February 2, 1999 the Company announced that the Board of Directors approved the repurchase of up to $1.0 million of Company Common Stock. As of April 29, 1999 the Company, using excess funds, repurchased 24,600 shares of Common Stock in the open market in eight separate trades at a total cost of $329,000. As of August 9, 1999 there were 1,990,003 shares of Common Stock outstanding.

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

      Net interest income for the six months ended June 30, 1999 was $6.4 million compared with $6.0 million for the six months ended June 30, 1998, an increase of $336,000 or 5.56%, an increase of $176,000 or 5.72% in the second quarter of 1999 as compared with the same period in 1998. Net interest income increased primarily as a result of increased loan volume internally generated through the Company's marketing efforts. Average gross loans increased to $175.0 million for the six months ended June 30, 1999 from $160.5 million for the six months ended June 30, 1998, an increase of $14.5 million or 9.03%.

      Net interest income was further affected by a decrease in the yield on interest-earning assets from 8.00% on June 30, 1998 to 7.69% for the six months ended June 30, 1999. Average interest-earning assets increased from 87.75% of total average assets at June 30, 1998 to 88.44% of total average assets at June 30, 1999. Average interest-earning assets increased to $265.5 million for the six months ended June 30, 1999 from $240.5 million for the six months ended June 30, 1998, an increase of $25.0 million or 10.40%. Average interest-bearing liabilities increased to $208.1 million for the six months ended June 30, 1999 from $183.3 million for the six months ended June 30, 1998, an increase of $24.8 million or 13.53%.

      The Company posted net interest margins of 4.77% and 4.98% and net interest spreads of 3.93% and 4.00% for the periods ended June 30, 1999 and June 30, 1998, respectively.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                           ------------------------------------------------------------------------
                                                                            1999                                1998
                                                           ---------------------------------    -----------------------------------
                                                             Average      Interest  Average       Average      Interest   Average
                                                           Outstanding     Earned/   Yield/     Outstanding     Earned/    Yield/
                                                             Balance        Paid      Rate        Balance        Paid       Rate
                                                           -----------    --------   -------    -----------    --------   ---------
                                                                                     (Dollars in thousands)
Assets
Interest-earning assets:
    Loans ..............................................   $   174,988    $  7,661      8.76%   $   160,546    $  7,252        9.03%
    Securities .........................................        74,162       2,159      5.82%        67,204       2,027        6.03%
    Federal funds sold and other temporary
        investments ....................................        18,361         466      5.08%        14,806         428        5.78%
                                                           -----------    --------   -------    -----------    --------   ---------
        Total interest-earning assets ..................       267,511      10,286      7.69%       242,556       9,707        8.00%
                                                           -----------    --------   -------    -----------    --------   ---------
    Less allowance for credit losses ...................        (1,967)                              (2,011)
                                                           -----------                          ------------
    Total interest-earning assets, net of
        allowance ......................................       265,544                              240,545
    Nonearning assets ..................................        34,717                               33,581
                                                           -----------                          -----------
        Total assets ...................................   $   300,261                          $   274,126
                                                           ===========                          ===========
Liabilities and stockholders' equity
    Interest-bearing liabilities:
    Interest-bearing demand deposits ...................   $    32,023    $    168      1.05%   $    29,643    $    163        1.10%
    Public fund deposits ...............................         9,109         190      4.17%         4,918          73        2.97%
    Savings and money market accounts ..................        65,799       1,011      3.07%        54,675         954        3.49%
    Certificates of deposit ............................        97,650       2,441      5.00%        94,093       2,476        5.26%
    Federal funds purchased, FHLB line of
        credit and other borrowings ....................         3,533          99      5.60%
                                                           -----------    --------   -------    -----------    --------   ---------
        Total interest-bearing liabilities .............       208,114       3,909      3.76%       183,329       3,666        4.00%
                                                           -----------    --------   -------    -----------    --------   ---------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits ................        64,027                               63,550
    Other liabilities ..................................         1,860                                2,019
                                                           -----------                          -----------
        Total liabilities ..............................       274,001                              248,898
                                                           -----------                          -----------
Stockholders' equity ...................................        26,260                               25,228
                                                           -----------                          -----------
        Total liabilities and
          stockholders' equity .........................   $   300,261                          $   274,126
                                                           ===========                          ===========
    Net interest income ................................                  $  6,377                             $  6,041
                                                                          ========                             ========
    Net interest spread ................................                                3.93%                                  4.00%
                                                                                     =======                              =========
    Net interest margin ................................                                4.77%                                  4.98%
                                                                                     =======                              =========

Provision for Credit Losses

      The provision for Credit Losses decreased to $280,000 for the six months ended June 30, 1999 from $288,000 for the same time period in 1998, a decrease of $8,000 or 2.86%.

Noninterest Income

      Noninterest income is an important source of revenue for financial institutions in a deregulated environment. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the six months ended June 30, 1999 was $1.8 million compared with $2.1 million for the six months ended June 30, 1998, a decrease of $236,000 or 11.57%, and a decrease of $2,000 or 0.21% in the second quarter of 1999 as compared with the second quarter of 1998. Service charges on deposit accounts in the second quarter increased primarily due to the increased deposit volume. The Small Business Administration (SBA) gain component of noninterest income was not as strong this quarter as the same period last year. Even though the timing of the loan sales varies from quarter to quarter, the SBA pipeline remains strong and currently has over $4.0 million in SBA loans expected to be at some level of funding during 1999. Contributing to other noninterest income was another strong quarter in income generated from the Company's ATM's along with fees generated from alternative investment sales.

      The following table presents for the periods indicated the major categories of noninterest income:

                                       Three Months Ended      Six months Ended
                                            June 30,              June 30,
                                       -------------------    ------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
Service charges on deposit accounts    $    564   $    518   $  1,146   $  1,196
Gain on sale of SBA loans ..........         24        168         62        302
ATM fee income .....................        109         83        200        157
Alternative investments ............         70         72         99         91
Other noninterest income ...........        185        113        335        332
                                       --------   --------   --------   --------
     Total noninterest income ......   $    952   $    954   $  1,842   $  2,078
                                       ========   ========   ========   ========

Noninterest Expense

      In the six month period ended June 30, 1999, noninterest expense increased $110,000 or 1.87% to $6.0 million from $5.9 million for the period ended June 30,1998 and a decrease of $24,000 or 0.80% in the second quarter of 1999 as compared with the second quarter of 1998. Employee compensation and benefit expense for the six months ended June 30, 1999 was $3.1 million, a decrease of $40,000 or 1.26% from $3.2 million in the same period of 1998 and a decrease of $81,000 or 4.94% in the second quarter of 1999 as compared with the second quarter of 1998. Non staff expense for the six months ended June 30, 1999 was $2.9 million, an increase of $150,000 or 5.52% from $2.7 million in the same period of 1998 and an increase of $57,000 or 4.15% in the second quarter of 1999 as compared with the second quarter of 1998. Non staff expenses increased slightly due the Company's growth. The Company remains committed to controlling cost and as a result of this commitment, the efficiency ratio decreased to 68.71% from 72.28% during the second quarter 1999 compared with the same period in 1998.

      The following table presents for the periods indicted the major categories of noninterest expense:

                                                       Three Months Ended   Six months Ended
                                                             June 30,           June 30,
                                                       -----------------   -----------------
                                                         1999     1998       1999     1998
                                                       -------- --------   -------- --------

Employee compensation and benefits .................   $  1,558 $  1,639   $  3,138 $  3,178
Non-staff expense:
     Net bank premises expense .....................        202      197        412      409
     Equipment rentals, depreciation and maintenance        260      217        514      440
     Data processing ...............................         78       68        157      129
     Professional fees .............................        130      138        243      243
     Regulatory assessments/FDIC insurance .........         31       31         62       61
     Ad valorem and franchise taxes ................         72       72        144      142
     Other .........................................        656      649      1,335    1,293
                                                       -------- --------   -------- --------
        Total non-staff expenses ...................      1,429    1,372      2,867    2,717
                                                       -------- --------   -------- --------
        Total noninterest expense ..................   $  2,987 $  3,011   $  6,005 $  5,895
                                                       ======== ========   ======== ========

Financial Condition

      Total assets as of June 30, 1999 were $298.3 million compared with $284.3 million at December 31, 1998 an increase of $14.0 million or 4.92%. At June 30, 1999, investment securities totaled $78.0 million, an increase of $8.8 million or 12.72% from $69.2 at December 31, 1998. Net loans were $184.0 million at June 30, 1999, an increase of $14.4 million or 8.49% from $169.6 million at December 31, 1998. Strong balance sheet growth is primarily internally generated through the Company's intensified customer sales and calling programs.

      The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, which may jeopardize recoverability of the debt. The Houston economy has historically been affected by the price of oil and gas. However, economic reliance on energy has been lessened through diversification efforts. The Company has no extensions of credit to production or exploration companies and has not historically pursued this line of business. The Company provides financing and other banking services to companies that service the petrochemical industry. While the Company maintains a reasonably diverse commercial and consumer loan portfolio, any major downturn in the energy industry could have an adverse affect on borrowers' ability to repay loans and, therefore, could potentially affect the results of operations and the financial condition of the Company. The allowance for credit losses as of June 30, 1999 was $1.9 million or 1.05% of outstanding loans.

      The Company's total deposits for the six months ended June 30, 1999 were $261.8 million, an increase of $9.1 million or 3.60% from $252.7 million at December 31, 1998.

      Stockholders' equity decreased from $26.5 million at June 30, 1998 to $25.7 million at June 30, 1999, a decrease of $865,000 or 3.25%. Excluding the SFAS 115 adjustment, stockholder's equity increased to 26.8 million at June 30, 1999, an increase of $610,000 or 2.33% compared to 26.2 million at

December 31,1998. As of June 30, 1999 the Company's ratio of stockholders'equity to total assets was 8.61% as compared with 9.34% as of December 31, 1998.

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

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $1.4 million and $1.1 million for the six months ended June 30, 1999 and 1998 respectively.

      Net cash used by investing activities was $25.8 million and $17.9 million for the six months ended June 30, 1999 and 1998, respectively. The net cash used by investing activities for the six months ended June 30, 1999 compared with the same period in 1998 was primarily due to the increase in loans.

      Net cash provided (used) by financing activities was $14.4 million and ($9.2) million for the six months ended June 30, 1999 and 1998, respectively. The net cash provided by (used in) financing activities for the six months ended June 30, 1999 compared with the same period in 1998 was primarily due to the proceeds from the Federal Home Loan Bank borrowing and a increase in deposits.

      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve Board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of June 30, 1999 and the regulatory standards.

                                                    Minimum       Actual Ratio
                                                   Required       June 30, 1999
7                                                   --------       -------------
THE COMPANY
Leverage ratio ..............................          3.00%               6.78%
Tier 1 risk-based capital ...................          4.00%               9.58%
Risk-based capital ratio ....................          8.00%              10.51%

THE BANK
Leverage ratio ..............................          3.00%               6.77%
Tier 1 risk-based capital ...................          4.00%               9.60%
Risk-based capital ratio ....................          8.00%              10.53%

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

      The Company has completed the Renovation and Validation phases of its Year 2000 plan. The Renovation phase includes hardware and software upgrades, system replacements, vendor certifications and other associated changes. The Validation phase includes testing upgraded components, verifying connections with other systems and acceptance of changes by internal and external customers. The Company completed testing of the Bank's mainframe system and associated software in January 1999 and all other mission critical systems have been tested. Validation of the testing was completed during March 1999. The Company has completed the Implementation phase. In this phase, systems are certified as Year 2000 compliant and accepted by users. For any systems which fail certification, the Company's contingency plan will be implemented for that particular application.

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

      CONTINGENCY PLANS. The Company's Year 2000 preliminary contingency plan was approved by the Board of Directors in November 1998. The Company has finalized its contingency planning with respect to the Year 2000 date change and believes based upon recent evaluations that if its own systems should fail, the Company could convert to a manual entry system for a period of up to one month without significant losses. The Company believes that any mission critical systems could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.


PART II - Other Information

ITEM 1. - Legal Proceedings

      Not Applicable

ITEM 2. - Changes in Securities and Use of Proceeds

      Not Applicable

ITEM 3. - Defaults Upon Senior Securities

      Not Applicable

ITEM 4. - Submission of Matters to a Vote of Security Holders

      On May 27, 1999, the Company's Annual Meeting of Shareholders was held to consider and act upon the following items:

1. The election of four persons to serve as Class II directors to serve on the Board of Directors of the Company until the Company's 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The vote for each nominee was as follows:


NOMINEE                       FOR            WITHHELD   BROKER NON-VOTE
-------                       ---            --------   ---------------
Knox W. Askins ......      1,680,244          1,600          --
Kim E. Love .........      1,679,533          2,311          --
Ruede M. Wheeler, DDS      1,680,544          1,300          --

2. The appointment of Grant Thornton LLP as the independent auditors of the financial statements of the Company for the fiscal year ended December 31, 1999. The vote for each was as follows:

FOR                        AGAINST        ABSTAIN    BROKER NON-VOTE
---                        -------        -------    ---------------
1,679,950                   1,011            883           -


      The other directors whose term of office continues after the meeting are Albert D. Fields, Eddie V. Gray, Doug Latimer, Lindsay R. Pfeiffer, Ken Strum, James N. Wallace and L.D. Wright.


ITEM 5. - Other Information

      Not Applicable

ITEM 6. - Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed with this report;

      EXHIBIT
      NUMBER                        DESCRIPTION

        27                          Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999

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



                                    BAY BANCSHARES, INC.



                                    By:/s/  L.D. WRIGHT
                                            Larry D. Wright
                                            Chief Executive Officer

                                    By: /s/ KIM LOVE
                                            Kim Love
                                            Controller