Form 10QSB
period 1999-09-30
BAY BANCSHARES INC
filed 1999-11-12
CIK 1046406

================================================================================
                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of November 8, 1999, there were 1,990,603 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

================================================================================

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
ITEM 1.- Financial Statements
               Consolidated Balance Sheets as of September 30, 1999 and
                   December 31, 1998
               Consolidated Statements of Earnings for Nine Months ended
                   September 30, 1999 and 1998
               Consolidated Statement of Comprehensive Income for the
                   Nine Months ended September 30, 1999 and 1998
               Consolidated Statements of Cash Flows for the Nine Months
                   ended September 30, 1999 and 1998
               Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1999        1998
                                                     ---------   ---------
                                                    (UNAUDITED)
                          ASSETS
Cash and cash equivalents
     Cash and due from banks ......................  $  10,793   $  15,466
     Federal funds sold ...........................        808       9,990
                                                     ---------   ---------
        Total cash and cash equivalents ...........     11,601      25,456
Securities available-for-sale .....................     78,346      69,235
Loans, net of allowance for credit losses of $1,931    193,901     169,588
     and $1,944
Bank premises and equipment, net ..................      8,973       8,588
Other assets ......................................     11,928      11,415
                                                     ---------   ---------
        Total assets ..............................  $ 304,749   $ 284,282
                                                     =========   =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Noninterest-bearing .......................  $  59,694   $  60,776
        Interest-bearing deposits .................    205,690     191,942
                                                     ---------   ---------
        Total deposits ............................    265,384     252,718
     Borrowings ...................................     11,000
     Other liabilities ............................      2,136       2,022
                                                     ---------   ---------
        Total liabilities .........................    278,520     257,740
Stockholders' equity
     Common stock .................................      2,092       2,091
     Additional paid-in capital ...................     17,546      17,542
     Retained earnings ............................      8,886       7,252

     Accumulated other comprehensive income .......     (1,199)        379
                                                     ---------   ---------
                                                        27,325      27,264
Less:  Treasury stock .............................     (1,096)       (722)
        Total stockholders' equity ................     26,229      26,542
                                                     ---------   ---------
        Total liabilities and stockholders' equity   $ 304,749   $ 284,282
                                                     =========   =========

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                       ----------------    ----------------
                                                        1999     1998       1999     1998
                                                       -------  -------    -------  -------
Interest income
     Loans, including fees ..........................  $ 4,147  $ 3,824    $11,808  $11,076
     Securities .....................................    1,188    1,054      3,347    3,081
     Federal funds sold .............................       41       63        507      491
                                                       -------  -------    -------  -------
     Total interest income ..........................    5,376    4,941     15,662   14,648
Interest expense
     Deposits .......................................    1,986    1,820      5,796    5,486
     Other ..........................................      127       30        226       30
                                                       -------  -------    -------  -------
         Total interest expense .....................    2,113    1,850      6,022    5,516
                                                       -------  -------    -------  -------
        Net interest income .........................    3,263    3,091      9,640    9,132
     Provision for credit losses ....................      150      144        430      432
                                                       -------  -------    -------  -------
Net interest income after provision for credit losses    3,113    2,947      9,210    8,700
Noninterest income
     Service charges ................................      612      631      1,758    1,827
     Other ..........................................      336      345      1,032    1,227
                                                       -------  -------    -------  -------
        Total noninterest income ....................      948      976      2,790    3,054
Noninterest expense
     Salaries and employee benefits .................    1,560    1,556      4,698    4,734
     Occupancy expense, net .........................      465      478      1,391    1,327
      Other noninterest expense .....................      950      965      2,891    2,833
                                                       -------  -------    -------  -------
     Total noninterest expense ......................    2,975    2,999      8,980    8,894
                                                       -------  -------    -------  -------
Earnings before federal income taxes ................    1,086      924      3,020    2,860
     Provision for income taxes .....................      366      306      1,028      991
                                                       -------  -------    -------  -------
        Net earnings ................................  $   720  $   618    $ 1,992  $ 1,869
                                                       =======  =======    =======  =======

        Net earnings per share (basic) ..............  $  0.36  $  0.30    $  1.00  $  0.91
        Net earnings per share (diluted) ............     0.35     0.29       0.97     0.88

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                              ------------------  -----------------
                                                               1999      1998      1999      1998
                                                              -------   -------   -------   -------
Net earnings ...............................................  $   720   $   618   $ 1,992   $ 1,869
Other comprehensive income, net of tax:

Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period     (108)      393    (1,550)      405
     Less:  reclassification adjustment for gains (losses)
         included in net earnings ..........................        5      --         (28)       (2)
                                                              -------   -------   -------   -------
                                                                 (103)      393    (1,578)      403
                                                              -------   -------   -------   -------
Comprehensive income .......................................  $   617   $ 1,011   $   414   $ 2,272
                                                              =======   =======   =======   =======

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               -------------------
                                                                                 1999       1998
                                                                               --------   --------
Cash flows from operating activities:
                Net earnings ................................................  $  1,992   $  1,869
                Adjustments to reconcile net earnings to
                   net cash provided by operating activities:
                     Provision for credit losses ............................       430        432
                     Depreciation ...........................................       896        713
                     Gain on sale of bank premises and equipment ............      --          (74)
                     Gain on sale of available-for-sale securities ..........       (42)        (3)
                     Amortization of premiums, net of accretion and discounts
                         on securities ......................................        87        154
                     Effect of phantom stock ................................        48         48
                     (Increase) decrease in other assets ....................      (877)        39
                     Increase (decrease) in other liabilities ...............       881       (521)
                                                                               --------   --------
                         Net cash provided by operating activities ..........     3,415      2,657

Cash flows from investing activities:
                Proceeds from sale of available-for-sale securities .........     7,943      4,542
                Proceeds from principal repayments, maturities, and calls of
                     available-for-sale securities ..........................    10,479     20,987
                Purchases of available-for-sale securities ..................   (30,012)   (31,369)
                Net increase in loans .......................................   (24,602)   (12,111)
                Proceeds from sales of bank premises and equipment ..........      --          234
                Purchases of bank premises and equipment ....................    (1,017)    (1,805)
                                                                               --------   --------
                         Net cash used in investing activities ..............   (37,209)   (19,522)

Cash flows from financing activities:
                Sale of common stock ........................................         5       --
                Purchase of treasury stock ..................................      (374)      (187)
                Net increase (decrease) in deposits .........................    12,666     (6,354)
                Advance from Federal Home Loan ..............................     8,000      3,000
                Dividends paid ..............................................      (358)      (369)
                                                                               --------   --------
                         Net cash provided (used) by financing activities ...    19,939     (3,910)

                         Net increase in cash and cash equivalents ..........   (13,855)   (20,775)

Cash and cash equivalents at beginning of period ............................    25,456     40,065
                                                                               --------   --------
Cash and cash equivalents at end of period ..................................  $ 11,601   $ 19,290
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

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  EARNINGS PER COMMON SHARE

           Earnings per common and common equivalent share was computed based on the following:

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                              ------------------   -----------------
                                                 September 30,       September 30,
                                                1999      1998      1999      1998
                                               ------    ------    ------    ------
                                                 (UNAUDITED)          (UNAUDITED)

Net earnings available to common shareholders  $  720    $  618    $1,992    $1,869

Basic weighted average shares outstanding ...   1,991     2,045     1,991     2,048
Diluted weighed average shares outstanding ..   2,050     2,130     2,050     2,136

Basic earnings per common share .............  $ 0.36    $ 0.30    $ 1.00    $ 0.91
Diluted earnings per common share ...........  $ 0.35    $ 0.29    $ 0.97    $ 0.88

(3)  COMPREHENSIVE INCOME

           Effective January 1, 1999, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus unrealized gain or loss on securities.

           The tax effects of comprehensive income are as follows:

                                                                THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                                            -------------------------------  -------------------------------
                                                                       (UNAUDITED)                    (UNAUDITED)
                                                            BEFORE TAX    TAX      NET OF    BEFORE TAX    TAX      NET OF
                                                              AMOUNT    EXPENSE  TAX AMOUNT    AMOUNT    EXPENSE  TAX AMOUNT
                                                            ----------  -------  ----------  ----------  -------  ----------
Unrealized gains on securities:
  Unrealized holding (losses) gains arising during period   $(145)      $  37    $(108)      $ 527       $(134)   $ 393
  Less:  reclassification adjustments for (losses) gains        8          (3)       5          -           -       -
    included in net earnings
                                                            -----       -----    -----       -----       -----    -----
Comprehensive income ....................................   $(137)      $  34    $(103)      $ 527       $(134)   $ 393
                                                            =====       =====    =====       =====       =====    =====

                                                                THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                                            -------------------------------  -------------------------------
                                                                       (UNAUDITED)                    (UNAUDITED)
                                                                             TAX                                TAX
                                                            BEFORE TAX    (EXPENSE)  NET OF     BEFORE TAX   (EXPENSE)      NET OF
                                                              AMOUNT       BENEFIT  TAX AMOUNT    AMOUNT      BENEFIT    TAX AMOUNT
                                                            ----------     -------  ----------  ----------    -------    ----------
Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period    $(2,077)    $   527    $(1,550)    $   543     $  (138)    $   405
    Less:  reclassification adjustments for (losses) gaoms
        included in net earnings ..........................        (42)         14        (28)         (3)          1          (2)
                                                               -------     -------    -------     -------     -------     -------
Comprehensive income ......................................    $(2,119)    $   541    $(1,578)    $   540     $  (137)    $   403
                                                               =======     =======    =======     =======     =======     =======

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

           Net income for the nine months ended September 30, 1999 was $2.0 million compared with $1.9 million for the nine months ended September 30, 1998, an increase of $123,000 or 6.58%. Per share (basic) earnings increased $0.09 to $1.00 for the nine months ended September 30, 1999 compared to $0.91 for the same period ended September 30, 1998. Per share (diluted) earnings increased $0.09 to $0.97 for the nine months ended September 30, 1999 from $0.88 for the same period ended September 30,

1998. Net income for the third quarter 1999 was $720,000, an increase of $102,000 or 16.50% compared with $618,000 for the same period in 1998. Per share (basic) earnings increased $0.06 to $0.36 for the third quarter 1999 from $0.30 for the same period in 1998. Per share (diluted) earnings increased $0.06 to $0.35 for the third quarter 1999 from $0.29 for the same period in 1998.

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

           Net interest income for the nine months ended September 30, 1999 was $9.6 million compared with $9.1 million for the nine months ended September 30, 1998, an increase of $508,000 or 5.56% and an increase of $172,000 or 5.56% in the third quarter 1999 as compared with the third quarter 1998. Average interest-earning assets increased from 88.98% of total average assets at September 30, 1998 to 89.36% of total average assets at September 30, 1999. Average interest-earning assets for the nine months ended September 30, 1999 compared to the same period in 1998 increased primarily due to the Company's internally generated loan growth. Average gross loans increased to $179.8 million for the nine months ended September 30, 1999 from $162.6 million for the nine months ended September 30, 1998, an increase of $17.2 million or 10.58%.

           Net interest income was improved by an increase in average loans and a decrease in the cost of interest-bearing liabilities from 4.02% in September 30, 1998 to 3.84% for the nine months ended September 30, 1999. Average interest-bearing liabilities increased to $209.1 million for the nine months ended September 30, 1999 from $183.2 million for the nine months ended September 30, 1998, an increase of $25.9 million or 14.14%.

           The Company posted net interest margins of 4.79% and 5.03% and net interest spreads of 3.95% and 4.05% for the periods ended September 30, 1999 and September 30, 1998, respectively. The decrease in net interest margin for the nine months ended 1998 compared to the same period during 1999 reflects a 28 basis point decrease in the yield on average interest-earning assets and a 18 basis point reduction in the cost of interest-bearing liabilities.

           The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances.

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                           ------------------------------------------------------------------------
                                                                            1999                                1998
                                                           ------------------------------------   ---------------------------------
                                                              AVERAGE     INTEREST     AVERAGE    AVERAGE    INTEREST    AVERAGE
                                                            OUTSTANDING    EARNED/      YIELD/  OUTSTANDING   EARNED/      YIELD/
                                                              BALANCE       PAID         RATE     BALANCE      PAID        RATE
                                                            -----------   --------    --------  -----------  ---------    -------
Assets
Interest-earning assets:
    Loans ..............................................    $ 179,803     $  11,808    8.76%    $ 162,632     $  11,076    9.08%

    Securities .........................................       75,369         3,347    5.92%       67,992         3,081    6.04%
    Federal funds sold and other temporary

        Investments ....................................       12,982           507    5.21%       11,475           491    5.71%
                                                            ---------     ---------    ----     ---------     ---------    ----

        Total interest-earning assets ..................      268,154        15,662    7.79%      242,099        14,648    8.07%
                                                            ---------     ---------    ----     ---------     ---------    ----

    Less allowance for credit losses ...................       (1,965)                             (1,998)
                                                            ---------                           ---------
    Total interest-earning assets, net of
        Allowance ......................................      266,189                             240,101
    Nonearning assets ..................................       33,891                              31,975
                                                            ---------                           ---------
        Total assets ...................................    $ 300,080                           $ 272,076
                                                            =========                           =========

Liabilities and stockholders' equity
Interest-bearing liabilities:
    Interest-bearing demand deposits ...................    $  31,767     $     251    1.05%    $  29,472     $     249    1.13%

    Public fund deposits ...............................        7,484           226    4.03%        3,162            78    3.29%

    Savings and money market accounts ..................       63,248         1,477    3.11%       55,661         1,422    3.41%

    Certificates of deposit ............................      101,168         3,842    5.06%       94,170         3,737    5.29%
    Federal funds purchased, FHLB line of
        credit and other borrowings ....................        5,481           226    5.50%          714            30    5.60%
                                                            ---------     ---------    ----     ---------     ---------    ----

        Total interest-bearing liabilities .............      209,148         6,022    3.84%      183,179         5,516    4.02%
                                                            ---------     ---------    ----     ---------     ---------    ----
Noninterest-bearing liabilities:

    Noninterest-bearing demand deposits ................       63,031                              62,298
    Other liabilities ..................................        1,723                               3,335
                                                            ---------                           ---------
        Total liabilities ..............................      273,902                             248,812
                                                            ---------                           ---------
Stockholders' equity ...................................       26,178                              23,264
                                                            ---------                           ---------
        Total liabilities and stockholders'
            equity .....................................    $ 300,080                           $ 272,076
                                                            =========                           =========
    Net interest income ................................                  $   9,640                           $   9,132
                                                                          =========                           =========
    Net interest spread ................................                               3.95%                               4.05%
                                                                                       ====                                ====
    Net interest margin ................................                               4.79%                               5.03%
                                                                                       ====                                ====

Provision for Credit Losses

            The provision for credit losses decreased to $430,000 for the nine months ended September 30, 1999 from $432,000 for the same time period in 1998, a decrease of $2,000 or 0.46%.

Noninterest Income

           Noninterest income is an important source of revenue for financial institutions. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the nine months ended September 30, 1999 was $2.8 million compared with $3.1 million for the nine months ended September 30, 1998, a decrease of $264,000 or 8.64%. Noninterest income for the three months ended September 30, 1999 was $948,000 compared with $976,000 for the three months ended September 30, 1998, a decrease of $28,000 or 2.87%. The Small Business Administration
(SBA) gain component of noninterest income was not as strong this quarter as the same period last year. Even though the timing of the loan sales varies from quarter to quarter, the SBA pipeline remains strong. Contributing to other noninterest income was another strong quarter for the Company's brokerage and alternative investment sales, resulting in net fee income of $50,000 for the quarter ended 1999. ATM fees increased $16,000 to $112,000 for the quarter ended 1999 compared with the same period in 1998.



           The following table presents for the periods indicated the major categories of noninterest income:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
                                              (DOLLARS IN THOUSANDS)(DOLLARS IN THOUSANDS)
Service charges on deposit accounts ........   $    612   $    631   $  1,758   $  1,827
Gain on sale of SBA loans ..................         19         81         81        383
ATM fee income .............................        112         96        312        253
Alternative investments ....................         50         26        149        117
Other noninterest income ...................        155        142        490        474
                                               --------   --------   --------   --------
     Total noninterest income ..............   $    948   $    976   $  2,790   $  3,054
                                               ========   ========   ========   ========

Noninterest Expense

           In the nine month period ended September 30, 1999, noninterest expense increased $86,000 or 0.97% to $9.0 million compared with the nine months ended 1998 and decreased $24,000 or 0.80% in the third quarter 1999 as compared with the third quarter 1998. Employee compensation and benefit expense for the nine months ended September 30, 1999 was $4.7 million, a decrease of $36,000 or 0.76% compared with the nine months ended 1998 and an increase of $4,000 or 0.26% in the third quarter 1999 as compared with the third quarter 1998. Non-staff expense for the nine months ended September 30, 1999 was $4.3 million, an increase of $122,000 or 2.93% from $4.2 million in the same period of 1998 and a decrease of $28,000 or 1.94% in the third quarter 1999 as compared with the third quarter 1998. Non staff expenses for the nine months ended 1999 compared to the same period during 1998 increased slightly due the Company's growth. The Company remains committed to growth while controlling cost and as a result of this on going commitment, the efficiency ratio decreased to 68.32% from 71.33% during the third quarter 1999 compared with the same period in 1998.

           The following table presents for the periods indicted the major categories of noninterest expense:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                         1999       1998       1999       1998
                                                       --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)(DOLLARS IN THOUSANDS)
Employee compensation and benefits .................   $  1,560   $  1,556   $  4,698   $  4,734
Non-staff expense:
     Net bank premises expense .....................        225        241        637        650
     Equipment rentals, depreciation and maintenance        240        237        754        677
     Data processing ...............................         72         77        229        206
     Professional fees .............................        128        148        371        391
     Regulatory assessments/FDIC insurance .........         32         49         94        110
     Ad valorem and franchise taxes ................         72         72        216        214
     Other .........................................        646        619      1,981      1,912
                                                       --------   --------   --------   --------
        Total non-staff expenses ...................      1,415      1,443      4,282      4,160
                                                       --------   --------   --------   --------
        Total noninterest expense ..................   $  2,975   $  2,999   $  8,980   $  8,894
                                                       ========   ========   ========   ========

Financial Condition

           Total assets as of September 30, 1999 were $304.7 million compared with $284.3 million at December 31, 1998 an increase of $20.4 million or 7.18%. At September 30, 1999, investment securities totaled $78.3 million, an increase of $9.1 million or 13.15% from $69.2 million at December 31, 1998. Net loans were $193.9 million at September 30, 1999, an increase of $24.3 million or 14.33% from $169.6 million at December 31, 1998. Third quarter 1999 balance sheet growth was a direct result of the Company's continued customer sales and calling programs.

           The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Allowance for credit losses as of September 30, 1999 was $1.9 million or 0.99% of outstanding loans compared with $1.9 million or 1.13% of outstanding loans as of December 31, 1998.

           At September 30, 1999, deposits totaled $265.4 million, an increase of $12.7 million or 5.03% from $252.7 million at December 31, 1998.

           Stockholders' equity decreased from $26.5 million at September 30, 1998 to $26.2 million at September 30, 1999, a decrease of $313,000 or 1.18%. As of September 30, 1999 the Company's ratio of stockholders' equity to total assets was 8.61% as compared with 9.33% as of December 30, 1998. The decrease in stockholders' equity during 1999 is primarily due to the decrease in other accumulated comprehensive income.

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

           The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $3.4 million and $2.7 million for the nine months ended September 30, 1999 and 1998 respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 1999 compared with the same period in 1998 was primarily due to the increase in other liabilities in 1999.

           Net cash used in investing activities was $37.2 million and $19.5 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 1999 compared with the same period in 1998 was primarily due to the increase in loans in 1999.

           Net cash provided by (used in) financing activities was $19.9 million and ($3.9) million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash provided by (used in) financing activities for the nine months ended September 30, 1999 compared with the same period in 1998 was primarily due to the increase in deposits in 1999.

           Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of September 30, 1999 and with regulatory standards.

                                        Minimum         Actual Ratio
                                        Required     September 30, 1999
                                        --------     ------------------
THE COMPANY
Leverage ratio.........................    3.00%                   7.25%
Tier 1 risk-based capital..............    4.00%                   9.88%
Risk-based capital ratio...............    8.00%                  10.77%

THE BANK
Leverage ratio.........................    3.00%                   6.90%
Tier 1 risk-based capital..............    4.00%                   9.40%
Risk-based capital ratio...............    8.00%                  10.29%

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

           The Company completed both the Awareness and Assessment phases in the third quarter 1997. An inventory of all systems and products (including both information technology ("IT") and non-information technology ("non-IT") systems) was performed, and a risk assessment and prioritization of those systems completed. The Company performs all of its processing in-house, although it does not utilize any internally developed programming. The computer hardware and operating system utilized for processing are IBM products which have been certified as Year 2000 compliant by IBM. The mainframe computer application is also certified as Year 2000 compliant by its developer, Jack Henry & Associates. All other hardware and software utilized is provided by established companies who retain the responsibility for Year 2000 compliance of their product. All respective vendors of such companies (for both IT and non-IT applications) were contacted to determine the Year 2000 status of their systems. Their responses are being actively monitored and testing strategies and schedules have been developed based on such responses.

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

           RISKS RELATED TO THIRD PARTIES. During the second quarter 1998, the Company performed a risk assessment of the potential impact of third parties' failure to adequately address the Year 2000 problem. The Company identified its largest dollar deposit relationships (aggregate deposits over $500,000) and loan customers (loan relationships of $200,000 or more), yielding 260 customers were sent a Year 2000 questionnaire. The Company received 184 responses (71%) from the survey. An assessment of risk was made regarding non-responding customers based upon the servicing officer's knowledge of the customer. The survey results reflect that the majority of the Company's customers are aware of the Year 2000 issue and those which are dependent upon software and/or hardware which may affect their business operation have acquired compliant software, or are beginning to start a process to assure compliance by the Year 2000. Out of those surveyed, only a few customers were deemed to have a moderate risk profile. The Company intends to monitor such customer's progress in resolving any Year 2000 problems to determine whether any further action should be undertaken by the Company to limit its exposure from that customer. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below.

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

           None

ITEM 5. - Other Information

           None

ITEM 6. - Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed with this report;

      EXHIBIT
      NUMBER                                      DESCRIPTION
      -------                                     -----------
        27                                        Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    BAY BANCSHARES, INC.

                                    By: /s/ L.D. WRIGHT       11/12/99
                                            L. D. Wright
                                            Chief Executive Officer

                                    By: /s/ KIM E. LOVE       11/12/99
                                            Kim E. Love
                                            Controller