Form 10KSB40
period 1999-12-31
BAY BANCSHARES INC
filed 2000-03-29
CIK 1046406

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                       1934
                   For the fiscal year ended December 31, 1999.

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

      Issuer's revenues as of December 31, 1999:  $25,055,000

      Aggregate market value of the voting stock held by non-affiliates as of March 27, 2000: $25,468,000.

      As of March 15, 2000, the number of outstanding shares of Common Stock was 1,990,983.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III Items 9, 10, 11 and 12 will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference.

================================================================================

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1 - Description of Business .........................................     2
ITEM 2 - Description of Property .........................................    13
ITEM 3 - Legal Proceedings ...............................................    14
ITEM 4 - Submission of Matters to a Vote of Security Holders .............    14

                                     PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters ........    14
ITEM 6 - Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................    15
ITEM 7 - Financial Statements ............................................    35
ITEM 8 - Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure .................................................    36

                                    PART III

ITEM 9 -  Directors, Executive Officers, Promoters and Control
Persons: Compliance With Section 16(a) of the Exchange Act ...............    36
ITEM 10 - Executive Compensation .........................................    36
ITEM 11 - Security Ownership of Certain Beneficial Owners and Management .    36
ITEM 12 - Certain Relationships and Related Transactions .................    36
ITEM 13 - Exhibits and Reports on Form 8-K ...............................    37

                                     PART I


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Statements and financial discussion and analysis contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "contemplated," "intends," "plans," "believes," "seek," "will," "would," "should," "projected" and similar expressions are intended to identify such forward-looking statements.

      The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (1) the effects of future acquisitions, if any; (2) increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer, including indirect automobile dealer paper, and/or real estate loans as a percentage of the total loan portfolio; (3) the effects of future economic conditions on the Company and its customers; (4) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (5) the impact of changes in market rates and prices on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements;
(6) increased competition for deposits and loans adversely affecting rates and terms; (7) the failure of assumptions underlying the establishment and provision made to the allowance for credit losses; (8) the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes (including changes to address Year 2000 data systems issues); and (9) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

      Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"), which was chartered in 1965, and for Bayport National Bank, which was chartered in 1979. The two banks merged in 1985 in conjunction with a change in Texas branching laws. In 1991, the Company began to expand its operations, diversify its lending base and seek additional deposits by assuming the deposits of Liberty County Federal Savings and Loan Association and Bayshore Federal Savings and Loan, which added branch locations in the cities of Liberty, Cleveland, and Seabrook, Texas. In 1994, the Company established a new branch in Pasadena, Texas. In 1996, the Company assumed the deposits of the Cleveland branch of a commercial bank and opened two Loan Production Offices ("LPOs") in Houston. In the fourth quarter of 1997, the Company successfully completed an initial public offering of 690,000 shares of common stock and completed the planned acquisitions of Texas Bank, Baytown, Texas, Texas National Bank of Baytown, Texas and First Bank of Deer Park, Texas (collectively, the "1997 Acquisitions") and launched the Mortgage Lending Division. In 1999, the Company obtained preferred lending status from the Dallas, Texas Small Business Administration ("SBA") district and opened a LPO in Longview, Texas to serve the Longview/Dallas markets.

      The Company currently serves its market areas from its headquarters in La Porte, its ten full-service banking offices in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas and its four LPOs, three in Houston and one in Longview, Texas.

BUSINESS

      The Company's commitment to being the premier provider of financial services in the eastern portion of the greater Houston metropolitan area is reflected in the types of products and services that it makes available to its commercial and retail customers. The Company offers a wide variety of lending products, including term loans, lines of credit and fixed asset loans to small and medium-sized businesses, and offers consumers automobile, home improvement and personal loans. In addition, the Company has developed expertise in the following lending areas:

o INDIRECT LENDING - Through its indirect lending program, the Company purchases almost exclusively "A"-rated loans from a select list of automobile dealers after performing its own analysis of the loan application. At December 31, 1999, the Company had a total of $80.5 million or 40.37% of outstanding loans in indirect loans with an associated delinquency ratio of 0.77%. Senior management of the Company has extensive experience in indirect automobile financing as well as consumer lending in general.

   Due to increasing competition and accompanying pressure on yields in the indirect market, management has shifted its focus to other lending products, as described below, in an effort to further diversify its lending risk.

o COMMERCIAL LENDING/REAL ESTATE LENDING - The Company's primary market is located in the heart of the eastern Harris County manufacturing and petrochemical district. While the Company has no extensions of credit to oil production or exploration concerns and historically has not pursued this line of business, the Company has gained an expertise in fulfilling the banking needs of the businesses that service this industry. Maintaining a reasonably diverse commercial customer base, the Company offers real estate financing for owner-occupied businesses, lines of credit, working capital, equipment and inventory financing. At December 31, 1999, the Company had a total of $98.4 million or 49.37% of outstanding loans in commercial and real estate loans.

o SBA LENDING - The Bank is a Preferred Lender in the Houston and Dallas districts under the federally guaranteed SBA lending program. Through this program, the Bank originates and funds SBA 7-A and 504 chapter loans qualifying for federal guarantees of 75% to 90% of principal and accrued interest. The guaranteed portion of these loans is generally sold into the secondary market with servicing retained. At December 31, 1999, the Company had a total of $6.4 million or 3.22% of outstanding loans in the retained portion of SBA commercial and real estate loans. The Company generates SBA loans through three LPOs located in Houston and one located in Longview, Texas.

o MORTGAGE LENDING DIVISION - The Company's Mortgage Lending Division is comprised of two departments; the Construction Department and the Retail Department. The Construction Department provides financing to build new homes for builders and individuals in established subdivisions. All construction loans are funded as work is completed and have a maturity of six to 12 months. The Retail Department originates long-term (permanent) financing for individuals and families for terms of ten to 30 years and then immediately sells them in the secondary market, which generates loan fee income. The financing can be for the purchase or refinancing of a homestead or investment property. All types of plans are available including conventional, FHA and VA loans that include fixed rate, six month to ten year adjustable rate mortgages, LIBOR, limited documentation, no income and no ratio loans.

      The Company funds its lending activities primarily from its core deposit base. The Company receives deposits from the local market with no material portion dependent upon any one person, entity or industry. The Company pursues public deposits from entities such as schools, cities and colleges. The Company has developed an ability to compete with regional banks for public deposits through competitive pricing, responsive service, technology and continuing relationships with the individuals responsible for the administration or placement of these funds. The Company also utilizes the Federal Home Loan Bank from time to time as either a short term or long-term funding source.

      The Company is committed to providing technologically advanced banking solutions to its customers. Although the Internet banking arena has become highly competitive, the Company believes that online banking combined with the traditional physical office locations is the most convenient for the customer. The Company's online technology branch includes ClickBank! (www.clickbankbnb.com) and ClickBank! for Business. ClickBank! offers retail customers state-of-the-art capabilities such as viewing transactions real time as they occur, viewing check images front and back, transferring funds between accounts, bill paying and statement viewing and printing. ClickBank! for Business allows commercial customers the same basic features as ClickBank! but with added treasury management services such as automated mutual fund investment sweeps, online automated clearing house origination, online wire-transfers and online stop payments. The Company's state-of-the-art communications network allows highly trained customer care specialists to focus on providing superior customer service while initiating outbound sales calls. Management believes the Company's technology will allow it to compete efficiently and effectively with any regional, super-regional or national banking organization with respect to communications and electronic convenience to the customer.

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

      The Company builds customer loyalty through exceptional service levels, technology, a wide variety of products and responsive local decision making. To complement its traditional banking products, the Company endeavors to be a full financial services organization by developing and offering additional financial services to its customers. The Company employs five full-time investment brokers who offer various alternative investments such as annuity and mutual fund products. Additionally, the Bank established an insurance subsidiary, BayBanc Independent Insurance Agency, Inc. ("BBIIA") which was granted a license to sell both life insurance and property and casualty insurance by the Texas Department of Insurance in January 1998. The Company also established a direct affiliation with Bayshore Insurance Agency ("BIA") which became operational in June 1998 with the acquisition of a long-standing profitable insurance operation in La Porte, Texas. The Bank has agreed to lease space and provide, data processing, clerical, payroll and other related fee-based services to BIA. Additionally, the Bank will review and consider opportunities presented for direct insurance agency ownership and expansion.


COMPETITION

      The banking business is highly competitive, and the profitability of the Company depends principally upon the Company's ability to compete in its market areas. The Company competes with other commercial banks, Internet banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other nonfinancial institutions, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. Many of such competitors may have greater financial and other resources than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making, by establishing long term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Although the Company has been able to compete effectively in the past, no assurances may be given that the Company will continue to be able to compete effectively in the future.

      Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "-Supervision and Regulation - The Company". The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

      The Company's strategy is to compete effectively not just with other commercial banks but with a variety of providers of financial services by providing a responsive blend of relationship banking, technology and a full line of financial service products, including a full line of brokerage and insurance products. The Company continually looks for additional acquisitions and branching opportunities to enhance its retail delivery systems throughout the greater Houston metropolitan area.

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

      FINANCIAL MODERNIZATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

      Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. Subsidiary banks of a financial holding company must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of its subsidiary banks has a CRA rating of satisfactory or better.

      While the Federal Reserve will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

         CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 10.05% and its ratio of total capital to total risk-weighted assets was 10.93%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

         In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1999, the Company's leverage ratio was 7.43%.

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

         In addition, any entity is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

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

      FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has a CRA rating of satisfactory or better.

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

      RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until a national bank's capital surplus equals or exceeds its capital stock, the bank must transfer 10% of its net income to capital surplus prior to paying a dividend. Without the prior approval of the OCC, a national bank may not pay dividends in excess of the bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. Additionally, a national bank may not pay dividends in excess of total retained profits, including current year's earnings. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The OCC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

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

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

      CAPITAL ADEQUACY REQUIREMENTS. The OCC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

      The OCC's risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1999, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 9.51% and its ratio of total capital to risk-weighted assets was 10.40%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

      The OCC's leverage guidelines require national banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. As of December 31, 1999, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.03%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

         On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the SAIF and assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 1999, the BIF rate was .01184% of deposits and the SAIF rate was .05920% of deposits, and for the first quarter of 2000, both the BIF and SAIF rates are .02120% of deposits.

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

      COMMUNITY REINVESTMENT ACT. CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

      INSTABILITY OF REGULATORY STRUCTURE. Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have, or the effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

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

EMPLOYEES

      As of December 31, 1999, the Company had 179 full-time employees, 39 of whom were officers of the Bank, and 23 part-time employees. The Company provides medical and hospitalization insurance to its full-time employees. The Company actively and continually trains its employees in the areas of successful sales and service, long-term customer relationships, teller excellence, business development and consumer lending. As part of this process, virtually every employee is placed on incentive and merit standards which award compensation based on the achievement of sales goals and other business development-related goals. The Company is not a party to any collective bargaining agreement. The Company considers its relations with employees to be excellent.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

      The Company conducts business at ten full-service banking offices and four LPOs. The Company's headquarters are located at 1001 Highway 146 South in La Porte in a two story office building owned by the Bank. Unless otherwise noted, all facilities are owned by the Company. The following table sets forth specific information on each such location:

BANKING OFFICE                           LOCATION
--------------                           --------

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

    Baytown - Garth Office               6810 Garth Road
                                         Baytown, Texas 77521

    Mont Belvieu                         11522 Eagle Drive
                                         Mont Belvieu, Texas 77580

    Liberty                              2329 North Main
                                         Liberty, Texas 77535

    Cleveland                            1408 East Houston
                                         Cleveland, Texas 77327

    La Porte LPO - La Porte (1)          9841 Spencer Highway
                                         La Porte, Texas 77571

    West LPO - Houston (1)(2)            8323 Southwest Freeway, Suite 270
                                         Houston, Texas 77074

    Longview LPO (1)(3)                  911 Northwest Loop 281, Suite 211-29
                                         Longview, Texas 75604

    Bayshore Center (1)(4)(5)            719 8th Street
                                         La Porte, Texas 77571

------------------------------------------------------------------
(1)  Indicates loan production office.
(2)  This facility is leased at an annual cost of $16,000.
(3)  This facility is leased at an annual cost of $4,800.
(4)  Mortgage Lending Division headquarters and lease space for BIA.
(5)  This facility is leased at an annual cost of $46,000.

ITEM 3 - LEGAL PROCEEDINGS

      Neither the Company nor the Bank is currently a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on The Nasdaq Stock Market National Market System under the symbol "BAYB". As of March 15, 2000, there were 1,990,983 shares of the Company's Common Stock outstanding and held of record by approximately 700 shareholders. The following table presents the high and low closing sale prices of the Common Stock, as quoted on the Nasdaq National Market, for the periods indicated during the fiscal years ended December 31, 1999 and 1998:

                                            HIGH     LOW
                                         --------- --------
     1999
     ----
Fourth Quarter                           $  19.63  $ 17.00
Third Quarter                               19.25    15.50
Second Quarter                              15.50    11.62
First Quarter                               15.34    11.75

     1998
     ----
Fourth Quarter                              15.25    12.25
Third Quarter                               19.50    12.44
Second Quarter                              24.00    17.00
First Quarter                               23.00    19.00

      Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since December 1992 and paid quarterly dividends aggregating $0.24 per share per annum in 1999, there is no assurance that the Company will continue to pay dividends in the future.

      For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal banking laws, regulations and authorities. Prior to declaring a dividend, a national bank must transfer to surplus 10% of its net profits earned since its last dividend unless its surplus equals or exceeds stated capital. As of December 31, 1999, the Bank's surplus exceeded its stated capital. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. See "Business-Supervision and Regulation-The Bank".

      In the future, the declaration and payment of dividends on the Common Stock will depend upon the earnings and financial condition of the Company, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Company's Board of Directors.

      The cash dividends paid per share by quarter were as follows:

                                          1999   1998
                                         ------ ------
Fourth Quarter                           $0.06  $0.06
Third Quarter                             0.06   0.06
Second Quarter                            0.06   0.06
First Quarter                             0.06   0.06

      On January 6, 1999, the Company announced the completion of the June 30, 1998 Common Stock repurchase plan whereby the Company's Board of Directors authorized the Company to spend up to $500,000 to repurchase shares of its Common Stock. On February 2, 1999 the Company announced that its Board of Directors authorized the Company to spend up to an additional $1.0 million to repurchase shares of its Common Stock and as of December 31, 1999, the Company had spent $329,000 to repurchase such shares. Such repurchases have been made through broker transactions in the open market at current market price. The Company intends to use its available cash to fund the share repurchase.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of earnings. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

      Net earnings available to stockholders were $2.9 million, $2.7 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, and earnings per share (diluted) were $1.40, $1.25 and $1.16 for these same periods. Earnings per share (basic) for the years ended December 31, 1999, 1998 and 1997 were $1.45, $1.30 and $1.22 respectively. Earnings growth from 1998 to 1999 resulted primarily from strong internally generated loan growth and only slightly higher operating costs. Contributing to earnings growth during 1999 was an increase in ATM fees and fees generated from the Company's brokerage and alternative investment sales. Revenue from SBA loan sales was not as strong during 1999 compared with 1998, but the pipeline and market opportunities remain strong for 2000. Earnings growth from 1997 to 1998 resulted primarily from a higher dollar amount of interest-earning assets derived from the 1997 Acquisitions, a gain on the sale of SBA loans and the income resulting from the Company's origination of third party mortgage loans. However, 1998 earnings were impacted by the expenses related to the Company's mainframe computer conversion. The Company posted returns on average assets of 0.95%, 0.97% and 0.91% and returns on average common equity of 10.99%, 11.05% and 12.39% for the years ended December 31, 1999, 1998 and 1997, respectively.

      Total assets at December 31, 1999, 1998 and 1997 were $309.2 million, $284.3 million and $276.3 million, respectively. Total deposits at December 31, 1999, 1998 and 1997 were $269.2 million, $252.7 million and $249.0 million, respectively. In 1999, the Company increased its asset and deposit base primarily through internal growth. Loans, net of allowance for credit losses, were $197.4 million at December 31, 1999, compared with $169.6 million at the end of 1998. The growth in net loans is primarily attributable to an increase in real estate loans and indirect consumer loans due in part to the Company's sales and marketing efforts. Net loans were $153.8 million at the end of 1997. During 1999, the Company increased its short-term borrowings with the FHLB to $11.0 million compared with $3.0 million during 1998. Common stockholders' equity was $26.6 million, $26.5 million and $24.5 million at December 31, 1999, 1998 and 1997, respectively.

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

      1999 VERSUS 1998. Net interest income totaled $13.0 million in 1999 compared with $12.3 million in 1998, an increase of $725,000 or 5.91%. The increase is the result of internally generated loan growth evidenced by an increase in average interest-earning assets of $26.5 million. Interest expense increased by $832,000 due to an increase in interest-bearing deposits, but was offset by a $1.6 million increase in interest income. Increased competition and interest rate fluctuations placed pressure on earning assets while the cost of funds has remained relatively low. This resulted in net interest margins of 4.81% and 5.03% and net interest spreads of 3.96% and 4.06% for 1999 and 1998, respectively. Average loans increased $19.7 million or 11.99% to $184.0 million in 1999 from $164.3 million in 1998. The average securities portfolio increased $6.5 million or 9.47% to $75.4 million in 1999 from $68.9 million in 1998.

      1998 VERSUS 1997. Net interest income totaled $12.3 million in 1998 compared with $8.3 million in 1997, an increase of $4.0 million or $48.19%. The increase is due to higher interest income on a higher amount of interest-earning assets derived from the 1997 Acquisitions and internal loan growth. Interest expense increased by $1.6 million due to an increase in deposits but was offset by a $5.6 million increase in interest income. This resulted in net interest margins of 5.03% and 4.64% and net interest spreads of 4.06% and 3.84% for 1998 and 1997, respectively. An increase in average interest-earning assets of $65.1 million, which combined with an increase in net interest margin of 39 basis points, resulted in an increase in net interest income of $4.0 million. Average loans increased $43.1 million or 35.56% to $164.3 million in 1998 from $121.2 million in 1997. The average securities portfolio increased $22.6 million or 48.81% to $68.9 million in 1998 from $46.3 million in 1997 primarily as a result of the 1997 Acquisitions.

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

                                                                                                Years Ended December 31,
                                               ---------------------------------------------------------------------------------
                                                                  1999                                      1998
                                               ----------------------------------------  ---------------------------------------
                                                 Average        Interest       Average     Average        Interest      Average
                                                Outstanding     Earned/       Yield/      Outstanding     Earned/       Yield/
                                                 Balance          Paid         Rate        Balance          Paid         Rate
                                               -------------  -------------  ----------  -------------  -------------  ---------
                                                                                                 (DOLLARS IN THOUSANDS)
Assets
Interest-earning assets:
    Loans                                         $ 184,045      $  16,130       8.76%      $ 164,333      $  14,948      9.10%

    Securities                                       75,392          4,524       6.00%         68,866          4,114      5.97%
    Federal funds sold and other temporary
        investments                                  10,867            574       5.28%         10,588            609      5.75%
                                               -------------  -------------  ----------  -------------  -------------  ---------

        Total interest-earning assets               270,304         21,228       7.85%        243,787         19,671      8.07%
                                               -------------  -------------  ----------  -------------  -------------  ---------

    Less allowance for credit losses                 (1,972)                                   (2,009)
                                               -------------                             -------------
    Total interest-earning assets, net of
        allowance                                   268,332                                   241,778

    Nonearning assets                                34,195                                    32,093
                                               -------------                             -------------
        Total assets                              $ 302,527                                 $ 273,871
                                               =============                             =============
Liabilities and stockholders' equity
Interest-bearing liabilities:

    Interest-bearing demand deposits              $  31,838        $   336       1.06%      $  29,467        $   336      1.14%

    Public fund deposits                              6,351            245       3.86%          3,034            131      4.32%

    Savings and money market accounts                61,740          1,935       3.13%         56,417          1,894      3.36%

    Certificates of deposit                         104,909          5,338       5.09%         94,355          4,971      5.27%
    Federal funds purchased, FHLB line of
        credit and other borrowings                   6,907            383       5.55%          1,290             73      5.66%
                                               -------------  -------------  ----------  -------------  -------------  ---------

        Total interest-bearing liabilities          211,745          8,237       3.89%        184,563          7,405      4.01%
                                               -------------  -------------  ----------  -------------  -------------  ---------
Noninterest-bearing liabilities:

    Noninterest-bearing demand deposits              62,704                                    62,204

    Other liabilities                                 1,821                                     3,060
                                               -------------                             -------------

        Total liabilities                           276,270                                   249,827
                                               -------------                             -------------

Stockholders' equity                                 26,257                                    24,044
                                               -------------                             -------------
        Total liabilities and stockholders'
            equity                                $ 302,527                                 $ 273,871
                                               =============                             =============
    Net interest income                                          $  12,991                                 $  12,266
                                                              =============                             =============
    Net interest spread                                                          3.96%                                    4.06%
                                                                             ==========                                =========
    Net interest margin                                                          4.81%                                    5.03%
                                                                             ==========                                =========

                                               -----------------------------------------
                                                                  1997
                                               ----------------------------------------
                                                 Average        Interest      Average
                                                Outstanding     Earned/       Yield/
                                                 Balance          Paid         Rate
                                               -------------  -------------  ----------

Assets
Interest-earning assets:
    Loans                                         $ 121,191      $  10,584       8.73%

    Securities                                       46,288          2,834       6.12%
    Federal funds sold and other temporary
        investments                                  11,199            669       5.97%
                                               -------------  -------------  ----------

        Total interest-earning assets               178,678         14,087       7.88%
                                               -------------  -------------  ----------

    Less allowance for credit losses                 (1,496)
                                               -------------
    Total interest-earning assets, net of
        allowance                                   177,182

    Nonearning assets                                18,137
                                               -------------
        Total assets                              $ 195,319
                                               =============
Liabilities and stockholders' equity
Interest-bearing liabilities:

    Interest-bearing demand deposits              $  20,247        $   238       1.18%

    Public fund deposits                              5,358            106       1.98%

    Savings and money market accounts                42,776          1,450       3.39%

    Certificates of deposit                          74,929          3,989       5.32%
    Federal funds purchased, FHLB line of
        credit and other borrowings                     334             21       6.29%
                                               -------------  -------------  ----------

        Total interest-bearing liabilities          143,644          5,804       4.04%
                                               -------------  -------------  ----------
Noninterest-bearing liabilities:

    Noninterest-bearing demand deposits              34,325

    Other liabilities                                 2,870
                                               -------------

        Total liabilities                           180,839
                                               -------------

Stockholders' equity                                 14,480
                                               -------------
        Total liabilities and stockholders'
            equity                                $ 195,319
                                               =============
    Net interest income                                           $  8,283
                                                              =============
    Net interest spread                                                          3.84%
                                                                             ==========
    Net interest margin                                                          4.64%
                                                                             ==========

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

                                                                     YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                                           1999 vs. 1998
                                                         --------------------------------------------------
                                                                             Increase
                                                                            (Decrease)
                                                                              Due to
                                                         --------------------------------------------------
                                                            Volume             Rate             Total
                                                         --------------   ---------------   ---------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earnings assets:
     Loans                                                     $ 1,793           $  (611)          $ 1,182
     Securities                                                    390                20               410
     Fed funds sold and other temporary investments                 16               (51)              (35)
                                                         --------------   ---------------   ---------------
        Total increase (decrease) in interest income             2,199              (642)            1,557
Interest-bearings liabilities:
     Interest-bearing demand deposits                              (10)             (121)             (131)
     Savings and money market accounts                             392              (106)              286
     Certificates of deposits                                      556              (189)              367
     Other borrowings                                              318               (8)               310
                                                         --------------   ---------------   ---------------
        Total increase (decrease) in interest expense            1,256              (424)              832
                                                         --------------   ---------------   ---------------
     Increase (decrease) in net interest income                 $  943           $  (218)           $  725
                                                         ==============   ===============   ===============
                                                                      YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                                           1998 vs. 1997
                                                         --------------------------------------------------
                                                                             Increase
                                                                            (Decrease)
                                                                              Due to
                                                         --------------------------------------------------
                                                            Volume             Rate             Total
                                                         --------------   ---------------   ---------------
                                                                       (DOLLARS IN THOUSANDS)
Interest-earnings assets:
     Loans                                                     $ 3,768            $  596           $ 4,364
     Securities                                                  1,383              (103)            1,280
     Fed funds sold and other temporary investments                (36)              (24)              (60)
                                                         --------------   ---------------   ---------------
        Total increase (decrease) in interest income             5,115               469             5,584
Interest-bearings liabilities:
     Interest-bearing demand deposits                               94                29               123
     Savings and money market accounts                             462               (18)              444
     Certificates of deposits                                    1,034               (52)              982
     Other borrowings                                               60               (8)                52
                                                         --------------   ---------------   ---------------
        Total increase (decrease) in interest expense            1,650               (49)            1,601
                                                         --------------   ---------------   ---------------
     Increase (decrease) in net interest income                $ 3,465            $  518           $ 3,983
                                                         ==============   ===============   ===============

Provision for Credit Losses

      Provisions for credit losses are charged to income in order to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "-Allowance for Credit Losses." The provision for credit losses for the year ended December 31, 1999 increased to $588,000 from $480,000 in 1998, an increase of $108,000 or 22.50%. The provision for the year ended December 31, 1998 increased to $480,000 from $456,000 in 1997, an increase of $24,000 or 5.26%.

Noninterest Income

      Noninterest income for the year ended December 31, 1999 was $3.8 million, a decrease of $290,000 or 7.04% from $4.1 million in 1998. After excluding the gains on the sale of SBA loans in 1999 and 1998, as of December 31, 1999, noninterest income increased $53,000 compared with $3.7 million at December 31, 1998. The decrease in the gain on the sale of SBA loans was the primary reason for the decline in noninterest income during 1999. However, the Company believes growth in SBA lending remains a viable market going forward. Contributing to other noninterest income was ATM fees, which increased $111,000 or 32.27% to $455,000 for the year ended December 31, 1999 compared with 1998, and the Company's brokerage and alternative investment sales, resulting in net fee income of $184,000 for the year ended December 31, 1999. After excluding the gains on the sale of Bank-owned property in 1998 and 1997, as of December 31, 1998, noninterest income increased $1.5 million compared with $2.7 million at December 31, 1997. This increase was primarily due to the increase in service charges from increased volume as a result of the 1997 Acquisitions, an increase on the gain recognized on the sale of SBA loans, an increase in ATM fee income and increases in other noninterest income (which includes safe deposit fees, credit life insurance fees, stop payment charges and other miscellaneous customer service charges). The following table presents for the periods indicated the major categories of noninterest income:

                                              YEARS ENDED
                                              DECEMBER 31,
                                       ---------------------------
                                         1999     1998      1997
                                       -------- --------- --------
                                         (DOLLARS IN THOUSANDS)

Service charges on deposit accounts    $ 2,369  $  2,478  $ 1,617
Gain on sale of SBA loans                  120       463      241
ATM fee income                             455       344      204
Alternative investments                    184       174      216
Gain on sale of Bank-owned property          -        63       84
Other noninterest income                   699       595      293
                                       -------- --------- --------
     Total noninterest income          $ 3,827  $  4,117  $ 2,655
                                       ======== ========= ========

Noninterest Expense

      For the years ended December 31, 1999, 1998 and 1997, noninterest expenses totaled $11.9 million, $11.8 million and $7.8 million, respectively. The $15,000 or 0.13% increase in 1999 compared with 1998 reflects the Company's strategy of growth while containing costs. The $4.0 million or 51.28% increase in 1998 compared with 1997 reflects additional expenses including increased staffing and facility costs associated with the 1997 Acquisitions, operational expenses incurred during the Company's conversion to a new mainframe computer system and communications network, amortization of goodwill, and start-up costs associated with the Mortgage Lending Division. The following table presents for the periods indicated the major categories of noninterest expense:

                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                  1999       1998       1997
                                                 -------    -------    -------
                                                     (DOLLARS IN THOUSANDS)

Employee compensation and benefits ..........    $ 6,193    $ 6,248    $ 3,958
Non-staff expense:
     Net bank premises expense ..............        855        861        562
     Equipment rentals, depreciation
       and maintenance.......................        976        929        667
     Data processing ........................        299        287        154
     Professional fees ......................        435        459        316
     Regulatory assessments/FDIC insurance ..        127        157        103
     Ad valorem and franchise taxes .........        278        238        187
     Amortization of goodwill ...............        393        392         68
     Other ..................................      2,301      2,271      1,803
                                                 -------    -------    -------
        Total non-staff expenses ............      5,664      5,594      3,860
                                                 -------    -------    -------
        Total noninterest expense ...........    $11,857    $11,842    $ 7,818
                                                 =======    =======    =======

      Employee compensation and benefit expense for the year ended December 31, 1999 was $6.2 million, a decrease of $55,000 or 0.88% from $6.2 million in 1998. The decrease during 1999 is due to the Company's efforts to control staffing costs while gaining operational efficiencies through technology. The increase in 1998 compared with 1997 is primarily due to the increased staffing from the 1997 Acquisitions, additional staff hired, temporary staffing costs associated with the mainframe computer conversion and startup staffing costs of the Mortgage Lending Division. The number of full-time employees at December 31, 1999, 1998, and 1997 was 178, 154 and 149, respectively.

      Non-staff expenses were $5.7 million in 1999, an increase of $70,000 or 1.25% from $5.6 in 1998. Non-staff expenses were $5.6 million in 1998, an increase of $1.7 million or 43.59% from $3.9 million in 1998. The slight increase during 1999 compared with 1998 is due to the incremental costs associated with the Company's balance sheet growth. The increase in 1998 compared with 1997 was due to additional expenses including the amortization of goodwill associated with the 1997 Acquisitions, increased advertising costs related to the Company's expansion efforts, increased legal fees as the Company continued to pursue collection activities, start up costs associated with the Mortgage Lending Division and expenses related to the Company's mainframe computer and communication systems. Net bank premises expense, depreciation and maintenance increased primarily due to the additional facility cost associated with the 1997 Acquisitions, the opening of the Seabrook banking office and the mainframe computer conversion.

Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. The income tax component of the Texas franchise tax was zero in 1999, 1998 and 1997. Income tax expense was $1.5 million in 1999, $1.4 million in 1998 and $870,000 in 1997. The effective tax rates in 1999, 1998 and 1997, were 34.03%,
34.60% and 32.66%, respectively. Income taxes for financial purposes in the consolidated statements of earnings differ from the amount computed by applying the statutory income tax rate of 34% to earnings before income taxes.

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

FINANCIAL CONDITION

Loan Portfolio

      Total gross loans increased by $27.9 million or 16.27% to $199.4 million at December 31, 1999, from $171.5 million at December 31, 1998 primarily due to internal loan growth resulting from the Company's intensified marketing efforts. Total gross loans increased by $15.7 million or 10.08% to $171.5 million at December 31, 1998, from $155.8 million at December 31, 1997 primarily due to internal loan growth.

      At December 31, 1999, total loans represented 74.07% of deposits and 64.50% of total assets. Total loans as a percentage of deposits were 67.87% at December 31, 1998, compared with 62.53% at December 31, 1997.

      The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

                                                                        DECEMBER 31,
                                 -------------------------------------------------------------------------------------------

                                            1999                            1998                           1997
                                 ----------------------------   -----------------------------   ----------------------------
                                    Amount         Percent         Amount          Percent         Amount         Percent
                                 --------------  ------------   --------------   ------------   --------------  ------------
                                                                   (DOLLARS IN THOUSANDS)
Commercial and
     industrial                       $ 24,935        12.50%         $ 26,109         15.22%         $ 24,176        15.52%
Real estate:
     Construction and land
        development                     18,245         9.15%           15,248          8.89%            4,941         3.17%

     1-4 family residential             15,489         7.77%           12,105          7.06%            7,513         4.82%

     Multi-family residential               78         0.04%            1,149          0.67%            1,270         0.82%

     Non-farm/non residential           39,695        19.91%           31,943         18.62%           31,594        20.28%
Consumer:

     Indirect                           80,511        40.37%           65,080         37.94%           71,333        45.80%

     Direct                             20,459        10.26%           19,898         11.60%           14,938         9.59%
                                 --------------  ------------   --------------   ------------   --------------  ------------
          Total loans                $ 199,412       100.00%        $ 171,532        100.00%        $ 155,765       100.00%
                                 ==============  ============   ==============   ============   ==============  ============
                                                      DECEMBER 31,
                                 -----------------------------------------------------------

                                            1996                           1995
                                 ----------------------------   ----------------------------
                                   Amount          Percent         Amount         Percent
                                 -------------   ------------   --------------  ------------
                                                  (DOLLARS IN THOUSANDS)
Commercial and
     industrial                      $ 17,407         14.52%         $ 11,378        10.76%
Real estate:
     Construction and land
        development                     3,306          2.76%            3,390         3.20%

     1-4 family residential             3,115          2.60%            2,879         2.72%

     Multi-family residential             625          0.52%               62         0.06%

     Non-farm/non residential          11,834          9.87%           11,388        10.76%
Consumer:

     Indirect                          74,657         62.28%           69,087        65.30%

     Direct                             8,936          7.45%            7,612         7.20%
                                 -------------   ------------   --------------  ------------
          Total loans               $ 119,880        100.00%        $ 105,796       100.00%
                                 =============   ============   ==============  ============


      The contractual maturity ranges of the commercial and industrial and real estate loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1999 are summarized in the following table:

                                                                             December 31, 1999
                                           ---------------------------------------------------------------------------------------
                                                                      After One
                                                One Year               Through              After Five
                                                 or Less              Five Years               Years                 Total
                                           --------------------   -------------------   --------------------   -------------------
                                                                             (DOLLARS IN THOUSANDS)
Commercial and industrial                             $ 15,223              $  8,056               $  1,656              $ 24,935
Real estate                                             19,068                22,768                 31,671                73,507
                                           --------------------   -------------------   --------------------   -------------------
     Total                                            $ 34,291              $ 30,824               $ 33,327              $ 98,442
                                           ====================   ===================   ====================   ===================

Loans with a predetermined interest rate              $ 11,568              $ 24,125               $ 22,337              $ 58,030
Loans with a floating interest rate                     22,723                 6,699                 10,990                40,412
                                           --------------------   -------------------   --------------------   -------------------
     Total                                            $ 34,291              $ 30,824               $ 33,327              $ 98,442
                                           ====================   ===================   ====================   ===================

      The lending focus of the Company is on small and medium-sized business loans on both a direct and SBA supported basis and on consumer direct and indirect loans throughout the Company's market areas. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. The Company also offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

      The Company's commercial mortgage loans are secured by first liens on real estate, typically have both fixed and variable interest rates and amortize over a ten to 20 year period with balloon payments due at the end of three to five years. As a Preferred SBA Lender (discussed below), the Company also issues full term variable rate real estate loan commitments when the facility is enhanced by the underlying SBA guaranty. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals, environmental assessments and a review of the financial condition of the borrower.

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

      The Company is an active SBA lender having achieved the "Preferred Lender" status in the Houston and Dallas districts, the highest status awarded to a lender by the SBA. The Company uses a system of satellite LPOs staffed by SBA loan specialists located in the Houston and Longview/Dallas markets. The LPO lenders generate the potential customer prospects and produce the SBA loan package using packaging software loaded on notebook computers. Following loan committee approval, the LPO lender passes the customers to closing and servicing specialists located in the main banking office.

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

      Approximately 79.74% of the Company's consumer loan portfolio as of December 31, 1999, was composed of "indirect loans" (representing 40.37% of the Company's total loan portfolio) compared with 76.58% as of December 31, 1998 (representing 37.94% of the Company's total loan portfolio). Indirect loans are installment loans, with typical maturities of three to five years, which are originated by automobile dealers for the purpose of financing consumer automobile purchases and sold by automobile dealers to commercial banks and other sources of financing. Marketing is directed to new car dealers with a specialty in class "A" credit quality loans. Since its inception, the program has provided the Company with a predictable source of cash flow, liquidity and revenue stream.

      The Company's indirect loan programs are administered by an experienced staff specially trained in evaluating and servicing this particular type of loan. The Company uses three loan buyers with indirect loan experience ranging from ten to 28 years. Mr. Wright, the Chief Executive Officer of the Company, has managed an indirect product line in banks for over 32 years and holds substantial expertise in the area, having lectured on indirect lending at the American Bankers Association National Consumer Lending Schools.

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

      In addition to the underwriting of the individual loan contracts, the Company requires the automobile dealerships to provide annual financial information to the Company for analysis and review. Management believes that the Company incurs greater risk by purchasing indirect auto loans from dealerships which have demonstrated financial weakness and therefore would possibly be unable to facilitate the return of any rebates due to the Company on payoffs and repossessions.

      A loan is considered impaired based on current information and events if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

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

      The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. Nonperforming assets at December 31, 1999 were $1.4 million compared with $705,000 at December 31, 1998 and $777,000 at December 31, 1997. The increase during 1999 reflects an increase in other real estate which is primarily due to one SBA credit in which the SBA guarantees 75% of principal. Pursuant to the SBA operating procedures, the real estate will be liquidated. Should there be a shortfall in proceeds, the SBA will assume 75% of that shortfall. The Company anticipates payoff by the end of the second quarter 2000. The ratio of nonperforming assets to total loans plus other real estate of 0.68%, 0.41% and 0.49% for the years ended 1999, 1998 and 1997, respectively.

      The following table presents information regarding nonperforming assets at the dates indicated:

                                                                           December 31,
                                 -------------------------------------------------------------------------------------------------
                                       1999                1998                1997                1996                1995
                                 -----------------   -----------------   -----------------   -----------------   -----------------
                                                                      (Dollars in thousands)
Repossessions                              $  138               $  84              $  136              $  143              $  136
Nonaccrual loans                               -                   13                  -                   -                   -
Restructured loans                             -                  186                 203                 216                 228
Other real estate                           1,232                 422                 438                 208                 234
                                 -----------------   -----------------   -----------------   -----------------   -----------------
     Total nonperforming assets           $ 1,370              $  705              $  777              $  567              $  598
                                 =================   =================   =================   =================   =================

Nonperforming assets to total
     loans and other real estate             0.68%               0.41%               0.49%               0.47%               0.56%

      The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payments performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a deduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayments terms in a troubled debt restructuring. As of December 31, 1999, the Company had no restructured loans. The Company had performing restructured loans of $186,000 and $203,000 at December 31, 1998 and 1997, respectively. The Company's internal loan review department evaluates additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for credit losses.

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

      In addition to the loans on the internal watch list classified as substandard or doubtful/potential loss, the Company maintains additional classifications on a separate watch list which further aids the Company in monitoring loan portfolios. These additional loan classifications reflect warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful/potential loss) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for credit losses.

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

      For the year ended December 31, 1999, net charge-offs totaled $547,000 or 0.30% of average loans outstanding for the period, compared with $535,000 or 0.33% in net charge-offs during 1998. During 1999, the Company recorded a provision for credit losses of $588,000 compared with $480,000 for 1998. At December 31, 1999, the allowance for credit losses totaled $2.0 million or 1.00% of total loans. For the year ended December 31, 1998, net charge-offs totaled $535,000 or 0.33% of average loans outstanding for the period, compared with $449,000 or 0.37% in net charge-offs during 1997. During 1998, the Company recorded a provision for credit losses of $480,000 compared with $456,000 for 1997. At December 31, 1998, the allowance totaled $1.9 million or 1.13% of total loans.

      The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other data:

                                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                           1999                 1998                  1997
                                                     ------------------   ------------------   -------------------
                                                                       (DOLLARS IN THOUSANDS)
Average loans outstanding                                     $184,045             $164,333              $121,191
                                                     ------------------   ------------------   -------------------
Gross loans outstanding at end of period                      $199,412             $171,532              $155,765
                                                     ------------------   ------------------   -------------------
Allowance for credit losses at beginning of period             $ 1,944              $ 1,999               $ 1,430
Increase resulting from acquisitions                                -                    -                 562
Provision for credit losses                                        588                  480                   456
Charge-offs:
     Commercial and industrial                                    (276)                (277)                 (104)
     Real estate                                                  (197)                 (30)                    -
     Consumer                                                     (396)                (388)                 (448)
Recoveries:
     Commercial and industrial                                      57                   34                    28
     Real estate                                                     -                    1                     3
     Consumer                                                      265                  125                    72
                                                     ------------------   ------------------   -------------------
Net (charge-offs) recoveries                                      (547)                (535)                 (449)
                                                     ------------------   ------------------   -------------------
Allowance for credit losses at end of period                   $ 1,985              $ 1,944               $ 1,999
                                                     ==================   ==================   ===================

Ratio of allowance to end of period loans                        1.00%                1.13%                 1.28%
Ratio of net charge-offs to average loans                         .30%                 .33%                  .37%
Ratio of allowance to end of period non-
     performing loans                                                -               976.88                984.72
                                                           YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                            1996                 1995
                                                     -------------------   ------------------
                                                            (DOLLARS IN THOUSANDS)
Average loans outstanding                                      $113,014             $107,286
                                                     -------------------   ------------------
Gross loans outstanding at end of period                       $119,880             $105,796
                                                     -------------------   ------------------
Allowance for credit losses at beginning of period              $ 1,185              $ 1,230
Increase resulting from acquisitions                                 -                    -
Provision for credit losses                                         510                  150
Charge-offs:
     Commercial and industrial                                        -                   (2)
     Real estate                                                      -                  (29)
     Consumer                                                      (483)                (349)
Recoveries:
     Commercial and industrial                                       29                   14
     Real estate                                                    103                   82
     Consumer                                                        86                   89
                                                     -------------------   ------------------
Net (charge-offs) recoveries                                       (265)                (195)
                                                     -------------------   ------------------
Allowance for credit losses at end of period                    $ 1,430              $ 1,185
                                                     ===================   ==================

Ratio of allowance to end of period loans                         1.19%                1.12%
Ratio of net charge-offs to average loans                         0.23%                0.18%
Ratio of allowance to end of period non-
     performing loans                                            662.04               519.74

      The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                                     December 31,
                                                       --------------------------------------------------------------------------
                                                                       1999                                  1998
                                                       -------------------------------------  -----------------------------------
                                                                            Percent of                            Percent of
                                                                             Loans to                              Loans to
                                                          Amount            Total Loans           Amount          Total Loans
                                                       --------------   --------------------  ---------------  ------------------
                                                                                (Dollars in thousands)
Balance of allowance for credit losses applicable to:
     Commercial and industrial                                 $ 184                 12.50%            $ 198              15.22%
Real estate:
     Construction and land development                             -                  9.15%                1               8.89%
     1-4 family residential                                       42                  7.77%               64               7.05%
     Commercial mortgage                                         128                 19.91%              233              18.62%
     Multi-family                                                  -                  0.04%                -               0.68%
Consumer                                                         192                 50.63%               49              49.54%

Unallocated                                                    1,439                      -            1,399                   -
                                                       --------------   --------------------  ---------------  ------------------
Total allowance for credit losses                             $1,985                100.00%           $1,944             100.00%
                                                       ==============   ====================  ===============  ==================

                                                                                       DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                                      1997                                    1996
                                                      -------------------------------------   -------------------------------------
                                                                            PERCENT OF                             PERCENT OF
                                                                             LOANS TO                               LOANS TO
                                                          AMOUNT           TOTAL LOANS           AMOUNT            TOTAL LOANS
                                                      ---------------   -------------------   --------------   --------------------
                                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for credit losses
     applicable to:
     Commercial and industrial                                 $  26                15.52%            $ 105                 14.52%
Real estate:
     Construction and land development                             -                 3.17%                7                  2.76%
     1-4 family residential                                       16                 4.82%               19                  2.60%
     Commercial mortgage                                          51                20.28%               11                  9.87%
     Multi-family                                                  -                 0.82%               -                   0.52%
Consumer                                                          95                55.39%               89                 69.73%

Unallocated                                                    1,811                     -            1,199                      -
                                                      ---------------   -------------------   --------------   --------------------
Total allowance for credit losses                             $1,999               100.00%           $1,430                100.00%
                                                      ===============   ===================   ==============   ====================
                                                                 DECEMBER 31,
                                                      -----------------------------------
                                                                     1995
                                                      -----------------------------------
                                                                          PERCENT OF
                                                                           LOANS TO
                                                          AMOUNT          TOTAL LOANS
                                                      ---------------  ------------------
                                                            (DOLLARS IN THOUSANDS)
Balance of allowance for credit losses
     applicable to:
     Commercial and industrial                                 $   8              10.76%
Real estate:
     Construction and land development                             -               3.20%
     1-4 family residential                                        1               2.72%
     Commercial mortgage                                          61              10.76%
     Multi-family                                                  -               0.06%
Consumer                                                          53              72.50%

Unallocated                                                    1,062                   -
                                                      ---------------  ------------------
Total allowance for credit losses                             $1,185             100.00%
                                                      ===============  ==================


      The Company believes that the allowance for credit losses at December 31, 1999 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1999.

Securities Portfolio

      The Company uses its securities portfolio to ensure liquidity for cash flow requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality diversification. Mortgage-backed securities are securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, with minimum regular monthly cash flows of principal and interest guaranteed by the issuing agencies.

      At December 31, 1999, 19.58% of the mortgage-backed securities held by the Company had final maturities of more than ten years. However, unlike U.S. Treasury and U.S. Government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Therefore, the average life, or the average amount of time until the Company receives the total amount invested, of the mortgage-backed security will be shorter than the contractual maturity. The Company estimates the remaining average life of the fixed-rate mortgage backed security portfolio to be less than six years. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed-rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. Approximately $5.7 million of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

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

      The following table presents the amount of securities classified as available-for-sale and their approximate values at December 31, 1999, December 31, 1998 and December 31, 1997:

                                                DECEMBER 31, 1999
                            --------------------------------------------------------------
                                                GROSS           GROSS
                              AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                COST            GAIN             LOSS           VALUE
                            --------------  --------------   -------------   -------------
                                             (DOLLARS IN THOUSANDS)
U.S. Treasury securities          $ 5,032           $   -          $  (21)        $ 5,011
U.S. Government agency
     securities                    16,678               -            (646)         16,032

Mortgage-backed securities         33,414               -          (1,086)         32,328
Other securities                   22,861              47            (728)         22,180
                            --------------  --------------   -------------   -------------
     Total                       $ 77,985           $  47        $ (2,481)       $ 75,551
                            ==============  ==============   =============   =============
                                                DECEMBER 31, 1998
                             -------------------------------------------------------------
                                                GROSS           GROSS
                               AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                  COST           GAIN            LOSS           VALUE
                             -------------   -------------   -------------   -------------
                                              (DOLLARS IN THOUSANDS)
U.S. Treasury securities          $ 5,736          $  129           $   -         $ 5,865
U.S. Government agency
     securities                     9,516              40             (15)          9,541
Mortgage-backed securities         42,097             220             (34)         42,283
Other securities                   11,311             251             (16)         11,546
                             -------------   -------------   -------------   -------------
     Total                       $ 68,660          $  640          $  (65)       $ 69,235
                             =============   =============   =============   =============

                                                                     DECEMBER 31, 1997
                                               --------------------------------------------------------------
                                                                   GROSS           GROSS
                                                 AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                                    COST            GAIN            LOSS           VALUE
                                               --------------  --------------   -------------   -------------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities                            $ 14,249           $  60          $  (21)       $ 14,288
U.S. Government agency
     securities                                       20,589              31               -          20,620
Mortgage-backed securities                            22,260              85             (92)         22,253
Other securities                                       5,707              95               -           5,802
                                               --------------  --------------   -------------   -------------
     Total                                          $ 62,805          $  271          $ (113)       $ 62,963
                                               ==============  ==============   =============   =============

      The following table summarizes the contractual maturity of investment securities and their weighted average yields:

                                                                        DECEMBER 31, 1999
                                      -----------------------------------------------------------------------------------
                                                                          AFTER ONE                   AFTER FIVE
                                               WITHIN                  YEAR BUT WITHIN             YEARS BUT WITHIN
                                              ONE YEAR                    FIVE YEARS                  TEN YEARS
                                      --------------------------  --------------------------- ---------------------------
                                         AMOUNT        YIELD         AMOUNT         YIELD        AMOUNT         YIELD
                                      -------------  -----------  -------------  ------------ -------------- ------------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities                    $2,003        5.89%         $3,020         6.21%  $           -           -
U.S. Government agency
     securities                                  -            -          4,189         6.10%         12,499        6.10%
Mortgage-backed securities                   7,129        5.62%         11,106         6.10%         15,619        6.56%
Other securities                             5,035        5.78%            859         6.59%          2,531        6.80%
                                      -------------  -----------  -------------  ------------ -------------- ------------
     Total                                 $14,167        5.72%        $19,174         6.14%  $       30,649       6.39%
                                      =============  ===========  =============  ============ ============== ============
                                                        December 31, 1999
                                      -------------------------------------------------------


                                           After Ten Years
                                      --------------------------
                                         Amount        Yield         Total          Yield
                                      -------------  -----------  -------------  ------------
                                                       (Dollars in thousands)
U.S. Treasury securities                     $   -            -         $5,023         6.08%
U.S. Government agency
     securities                                  -            -         16,688         6.10%
Mortgage-backed securities                   8,243        6.29%         42,097         6.23%
Other securities                             5,752        7.21%         14,177         6.59%
                                      -------------  -----------  -------------  ------------
     Total                                 $13,995        6.67%        $77,985         6.26%
                                      =============  ===========  =============  ============

      At December 31, 1999, securities totaled $75.6 million, an increase of $6.4 million from $69.2 million at December 31, 1998. During 1998, securities increased $6.2 million from $63.0 million at December 31, 1998. Increases in the portfolio are a result of the investment of excess liquidity.

Deposits

      The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies, customer service, and referrals to attract and retain these deposits. The Company does not have or accept any brokered deposits.

      Total deposits at December 31, 1999 increased to $269.2 million from $252.7 million at December 31, 1998, an increase of $16.5 million or 6.53%. The increase was primarily due to internal deposit growth and an increase in public fund deposits. Deposits rose to $252.7 million at December 31, 1998 from $249.1 million at December 31, 1997, an increase of $3.6 million or 1.45%. The increase was primarily due to internal growth and public fund deposit fluctuations. The Company's ratio of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1999, 1998 and 1997 was 23.44%, 25.34% and 19.32%, respectively.

      The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                                      YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------
                                                          1999                                        1998
                                        -----------------------------------------   -----------------------------------------
                                              AMOUNT                 RATE                 AMOUNT                 RATE
                                        -------------------   -------------------   -------------------   -------------------
                                                                       (DOLLARS IN THOUSANDS)
NOW                                               $ 31,838                 1.06%              $ 29,467                 1.14%
Public funds                                         6,351                 3.86%                 3,034                 4.32%
Regular savings                                     15,408                 2.09%                15,393                 2.17%
Money market                                        10,302                 2.09%                12,634                 2.74%
Investor's savings & Liquidity Plus                 36,030                 3.85%                28,390                 4.28%
Time deposits less than $100,000                    82,659                 5.03%                77,932                 5.15%
Time deposits $100,000 and over                     22,250                 5.29%                16,423                 5.84%
                                        -------------------   -------------------   -------------------   -------------------
     Total interest-bearing deposits               204,838                 3.83%               183,273                 4.00%
Noninterest-bearing deposits                        62,704                     -                62,204                     -
                                        -------------------   -------------------   -------------------   -------------------
     Total deposits                              $ 267,542                 2.94%             $ 245,477                 2.99%
                                        ===================   ===================   ===================   ===================
                                                YEARS ENDED DECEMBER 31,
                                        ------------------------------------------
                                                          1997
                                        ------------------------------------------
                                              AMOUNT                 RATE
                                        --------------------  --------------------
                                                 (DOLLARS IN THOUSANDS)
NOW                                                $ 20,186                 1.20%
Public funds                                          5,358                 1.98%
Regular savings                                       9,597                 2.30%
Money market                                         13,279                 2.58%
Investor's savings & Liquidity Plus                  20,185                 4.32%
Time deposits less than $100,000                     67,248                 5.34%
Time deposits $100,000 and over                       7,457                 5.48%
                                        --------------------  --------------------
     Total interest-bearing deposits                143,310                 4.04%
Noninterest-bearing deposits                         34,325                     -
                                        --------------------  --------------------
     Total deposits                               $ 177,635                 3.26%
                                        ====================  ====================

      The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                            DECEMBER 31, 1999
                                                            -----------------
                                                          (DOLLARS IN THOUSANDS)

3 months or less .......................................    $           3,713
Over 3 months through 12 months ........................               16,904
Over 1 year through three years ........................                5,329
Over 3 years ...........................................                1,301
                                                            -----------------
     Total .............................................    $          27,247
                                                            =================

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

      The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1999:

                                                                   VOLUMES SUBJECT TO REPRICING WITHIN
                                         -------------------------------------------------------------------------------------------
                                               0-90              91-180           181-365            AFTER
                                               DAYS               DAYS              DAYS            ONE YEAR            TOTAL
                                         -----------------  ----------------- ----------------- -----------------  -----------------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Securities                                  $    733           $  5,018          $  4,181         $  65,961          $  75,551
     Loans                                         10,769             26,662            25,477           136,504            199,412
     Federal sold and other
        temporary investments                       2,715                  -                 -                 -              2,715
                                         -----------------  ----------------- ----------------- -----------------  -----------------

        Total interest-earning assets              14,217             31,680            29,658           202,123            277,678
                                         -----------------  ----------------- ----------------- -----------------  -----------------

Interest-bearing liabilities:
     Demand, money market and savings
        deposits                                  150,739                  -                 -                 -            150,739
     Certificates of deposit and other
        time deposits                               5,328             37,527            38,315            37,317            118,487
     Federal Home Loan Bank advances                3,000              2,000             6,000                 -             11,000
                                         -----------------  ----------------- ----------------- -----------------  -----------------

        Total interest-bearing
          liabilities                             159,067             39,527            44,315            37,317            280,226
                                         -----------------  ----------------- ----------------- -----------------  -----------------

Period GAP                                     $ (144,850)         $  (7,847)        $ (14,657)        $ 164,806         $  (2,548)
Cumulative GAP                                 $ (144,850)         $(152,697)        $(167,354)        $ (2,548)
Period GAP to total assets                       (46.85%)            (2.54%)           (4.74%)            53.30%
Cumulative GAP to total assets                   (46.85%)           (49.39%)          (54.13%)           (0.82%)

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

      Federal Home Loan Bank ("FHLB") advances may be utilized from time to time as either a short- term funding source or a longer-term funding source. FHLB advances can be particularly attractive to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short Term Fixed," requires delivery of eligible securities for collateral. Maturities under this program range from 1-35 days. The Company does not currently have any borrowings under this program. The second borrowing program, the "Blanket Borrowing Program," is under a borrowing agreement which does not require the delivery of specific collateral but is limited to 65% of the Company's 1-4 family residential mortgage loans. As of December 31, 1999, the Company had short term borrowings of $11.0 million under this program.

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

      The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common stockholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for credit losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

      Stockholder's equity increased to $26.6 million at December 31, 1999 from $26.5 million at December 31, 1998, an increase of $70,000 or 0.26%. This increase was primarily the result of $2.9 million in net income offset by dividends of $477,000, treasury stock purchases of $374,000 and a decrease in accumulated other comprehensive income of $2.0 million. During 1998, stockholders' equity increased to $26.5 million from $24.5 million at December 31, 1997, an increase of $1.9 million or 7.72%. This increase was primarily the result of $2.7 million in net income offset by dividends of $491,000, treasury stock purchases of $448,000 and an increase in accumulated other comprehensive income of $275,000.

       The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of December 31, 1999 and the regulatory standards:

                                                                            TO BE
                                            MINIMUM REQUIRED          WELL-CAPITALIZED
                                              FOR CAPITAL          UNDER PROMPT CORRECTIVE      ACTUAL RATIO
                                           ADEQUACY PURPOSES          ACTION PROVISIONS      DECEMBER 31, 1999
                                           -----------------      ------------------------   -----------------
The Company
     Leverage ratio                              4.00% (1)                   N/A                    7.43%
     Tier 1 risk-based capital                   4.00%                       N/A                   10.05%
     Risk-based capital ratio                    8.00%                       N/A                   10.93%

The Bank
     Leverage ratio                               4.00% (2)                 5.00%                  7.03%
     Tier 1 risk-based capital                    4.00%                     6.00%                  9.51%
     Risk-based capital ratio                     8.00%                    10.00%                 10.40%

------------------------

(1) The Federal Reserve may require the Company to maintain a leverage ratio of up to 100 basis points above the required minimum.

(2) The OCC may require the Bank to maintain a leverage ratio of up to 100 basis points above the required minimum.

Year 2000

      GENERAL. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems did not correctly recognize the date change from December 31, 1999 to January 1, 2000 or do not correctly recognize certain other date changes throughout the year 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest calculations, payments or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its correspondent institutions, its suppliers, and its significant depository and/or borrowing customers, there could be a material adverse impact on the Company's financial condition or results of operations.

      STATE OF READINESS. The Company established a Year 2000 Action Committee in 1997 to insure there will be no material adverse effects on customers or disruption of business operations as a result of a failure of the Company or its third parties to properly process any data on or after January 1, 2000. This committee is comprised of senior management of the Company, as well as the manager of each department of the Bank. The Board of Directors and senior management of the Company supported the Year 2000 initiative. This plan, as well as the Company's compliance with the Year 2000 initiative, was reviewed by the OCC in 1999. An inventory of all systems and products (including both information technology ("IT") and non-information technology ("non-IT") systems) was developed and categorized as to its importance to us and a risk assessment of all IT and non-IT was systems completed. The Company performs all of its processing in-house, although it does not utilize any internally developed programming. The computer hardware and operating system utilized for processing are IBM products which had been certified as Year 2000 compliant by IBM. The mainframe computer application was also certified as Year 2000 compliant by its developer, Jack Henry & Associates. All other hardware and software utilized is provided by established companies who retain the responsibility for Year 2000 compliance of their product. All respective vendors of such companies (for both IT and non-IT applications) were contacted to determine the Year 2000 status of their systems.

      COST OF COMPLIANCE. As of March 14, 2000, the Company's expenses related to Year 2000 issues did not exceed the amount budgeted. While the Company believes that it will incur no additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

      RISKS RELATED TO THIRD PARTIES. During the second quarter 1998, the Company performed a risk assessment of the potential impact of third parties' failure to adequately address the Year 2000 problem. The Company identified its largest dollar deposit relationships (aggregate deposits over $500,000) and loan customers (loan relationships of $200,000 or more), yielding 260 customers were sent a Year 2000 questionnaire. The Company received 184 responses (71%) from the survey. An assessment of risk was made regarding non-responding customers based upon the servicing officer's knowledge of the customer. The survey results reflected that the majority of the Company's customers were aware of the Year 2000 issue and those whose business is dependent upon software and/or hardware had acquired compliant software or were in the process of updating their systems. In the event that Year 2000 noncompliance adversely affects borrowers, the Company may be required to charge-off the loan to such borrowers. For a discussion of possible effects of such charge-offs, see "Contingency Plans" below. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company. In addition, the Company continues to be proactive in providing information about the Year 2000 problem to its customer base, as well as to the communities it serves.

      TRANSITION INTO THE YEAR 2000. The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. In addition, management is not aware of any vendor or provider used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company is also subject to risks associated with Year 2000 noncompliance by its customers. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has from the Company.

      ONGOING PLANS. Although many of the critical dates related to potential Year 2000 related problems have passed, experts predict that Year 2000 related failures could occur throughout the year, such as on October 10, 2000 and December 31, 2000. Accordingly, the Company's Year 2000 Action Committee will continue to monitor the Company's IT and non-IT systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business.

      CONTINGENCY PLANS. The Company continues to maintain its contingency plans with respect to Year 2000 related issues and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to three months without significant losses. The Company believes that any mission critical systems could be recovered and operating within three to five days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. Management does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses.

ITEM 7 -  FINANCIAL STATEMENTS

      The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants or any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the two year period ended December 31, 1999.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 10 - EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Interests of Management and Others in Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
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

    10.3 Bay Bancshares, Inc. 1993 Phantom Stock Plan (incorporated herein by reference to Exhibit to the Registration Statement).

    21      Subsidiaries of the Company.

   *23      Consent of Grant Thornton LLP

   *27      Financial Data Schedule

* Filed herewith.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Bay Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of La Porte and State of Texas on March 17, 2000.

                                   BAY BANCSHARES, INC.

                                   By: /s/ L.D. WRIGHT
                                       -------------------------
                                       L.D. Wright
                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the indicated capacities on March 17, 2000.

        SIGNATURE                                      POSITION
        ---------                                      --------

     /s/ L.D. WRIGHT                     Chief Executive Officer and Director
---------------------------              (principal executive officer)
       L.D. Wright

     /s/ KIM E. LOVE                     Controller and Director
---------------------------              (principal financial officer and
       Kim E. Love                       principal accounting officer)

     /s/ DOUG LATIMER                    Chairman of the Board
---------------------------
       Doug Latimer

 /s/ LINDSAY R. PFEIFFER                 Vice Chairman of the Board
---------------------------
   Lindsay R. Pfeiffer

   /s/ ALBERT D. FIELDS                  Director
---------------------------
     Albert D. Fields

    /s/ KNOX W. ASKINS                   Director
---------------------------
      Knox W. Askins

    /s/ EDDIE V. GRAY                    Director
---------------------------
      Eddie V. Gray

   /s/ LESTER A. MARKS                   Director
---------------------------
     Lester A. Marks

/s/ WILLIAM L.H. MORGAN, JR.             Director
---------------------------
 William L.H. Morgan, Jr.

 /s/ HENRY C. ROBSON, JR.                Director
---------------------------
   Henry C. Robson, Jr.

/s/ RUEDE M. WHEELER, D.D.S.             Director
---------------------------
 Ruede M. Wheeler, D.D.S.

                              FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

ACCOUNTANTS AND                                         [LOGO OF GRANT THORNTON]
MANAGEMENT CONSULTANTS                                   GRANT THORNTON LLP

The US Member Firm of
Grant Thornton International



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Bay Bancshares, Inc.


      We have audited the accompanying consolidated balance sheets of Bay Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ GRANT THORNTON LLP
    Grant Thornton LLP


Houston, Texas
January 20, 2000

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                  (Dollars in thousands, except share amounts)


                         ASSETS                           1999           1998
                                                       ---------      ---------
Cash and cash equivalents
   Cash and due from banks ..........................  $  11,170      $  15,466
   Federal funds sold ...............................      2,715          9,990
                                                       ---------      ---------
         Total cash and cash equivalents ............     13,885         25,456

Available-for-sale securities .......................     75,551         69,235
Loans, net of allowance for credit losses of
  $1,985 and $1,944 .................................    197,427        169,588
Bank premises and equipment, net ....................      8,881          8,588
Other real estate ...................................      1,232            422
Accrued interest receivable .........................      1,813          1,480
Other assets ........................................     10,392          9,513
                                                       ---------      ---------
                                                       $ 309,181      $ 284,282
                                                       =========      =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing ...........................  $  56,556      $  60,776
      Interest-bearing deposits .....................    212,670        191,942
                                                       ---------      ---------
         Total deposits .............................    269,226        252,718

   Accrued interest payable .........................        674            576
   Borrowings .......................................     11,000          3,000
   Other liabilities ................................      1,669          1,446
                                                       ---------      ---------
         Total liabilities ..........................    282,569        257,740

Commitments and contingencies .......................       --             --
Stockholders' equity
   Common stock, $1 par value, 50,000,000 shares
     authorized; 2,091,929 shares issued in 1999
     and 2,091,029 shares issued in 1998; 1,990,903
     shares outstanding in 1999 and 2,017,603 shares
     outstanding in 1998 ............................      2,092          2,091
   Additional paid-in capital .......................     17,548         17,542
   Retained earnings ................................      9,660          7,252
   Accumulated other comprehensive income (loss) ....     (1,592)           379
                                                       ---------      ---------
                                                          27,708         27,264
   Less 101,026 and 73,426 shares of common stock in
     treasury - at cost .............................     (1,096)          (722)
         Total stockholders' equity .................     26,612         26,542
                                                       ---------      ---------
                                                       $ 309,181      $ 284,282
                                                       =========      =========

The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                             Year ended December 31,
                (Dollars in thousands, except per share amounts)


                                               1999         1998         1997
                                             --------     --------     --------
Interest income
   Loans, including fees ................    $ 16,130     $ 14,948     $ 10,584
   Securities ...........................       4,524        4,114        2,834
   Federal funds sold ...................         574          609          669
                                             --------     --------     --------
         Total interest income ..........      21,228       19,671       14,087

Interest expense
   Deposits .............................       7,854        7,332        5,783
   Other ................................         383           73           21
                                             --------     --------     --------
         Total interest expense .........       8,237        7,405        5,804
                                             --------     --------     --------
         Net interest income ............      12,991       12,266        8,283

Provision for credit losses .............         588          480          456
                                             --------     --------     --------
         Net interest income after
           provisions for credit losses .      12,403       11,786        7,827

Noninterest income
   Service charges ......................       2,369        2,478        1,617
   Other ................................       1,458        1,639        1,038
                                             --------     --------     --------
         Total noninterest income .......       3,827        4,117        2,655

Noninterest expense
   Salaries and employee benefits .......       6,193        6,248        3,958
   Occupancy expenses, net ..............       1,831        1,790        1,229
   Other operating expenses .............       3,833        3,804        2,631
                                             --------     --------     --------
         Total noninterest expenses .....      11,857       11,842        7,818
                                             --------     --------     --------
         Earnings before income taxes ...       4,373        4,061        2,664
Provision for income taxes
   Current ..............................       1,342        1,341          952
   Deferred expense (benefit) ...........         146           64          (82)
                                             --------     --------     --------
                                                1,488        1,405          870
                                             --------     --------     --------
         NET EARNINGS ...................    $  2,885     $  2,656     $  1,794
                                             ========     ========     ========
Earnings per share (basic) ..............    $   1.45     $   1.30     $   1.22
                                             ========     ========     ========
Earnings per share (diluted) ............    $   1.40     $   1.25     $   1.16
                                             ========     ========     ========


The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             Year ended December 31,
                (Dollars in thousands, except per share amounts)


                                                    1999       1998       1997
                                                  -------    -------    -------
Net earnings ...................................  $ 2,885    $ 2,656    $ 1,794
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
   Unrealized holding gains (losses)
     arising during period .....................   (1,945)       308        301
      Less:  reclassification adjustment .......      (26)       (33)        (8)
      for losses included in net earnings
                                                   (1,971)       275        293
                                                  -------    -------    -------
         Comprehensive income ..................  $   914    $ 2,931    $ 2,087
                                                  =======    =======    =======


The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1997, 1998 and 1999
                                 (In thousands)


                                                                                              ACCUMULATED
                                                                                                 OTHER        COMMON       TOTAL
                                                                      ADDITIONAL   RETAINED  COMPREHENSIVE   STOCK IN  STOCKHOLDERS'
                                               SHARES       AMOUNT     CAPITAL     EARNINGS      INCOME      TREASURY      EQUITY
                                              --------     -------     -------     -------      -------      -------      -------
Balance at January 1,
  1997                                           1,391     $ 1,391     $ 8,344     $ 3,660      $  (189)     $  (277)     $12,929

Net earnings ...............................      --          --          --         1,794         --           --          1,794

Net proceeds from issuance of
  stock ....................................       700         700       9,197        --           --           --          9,897

Treasury stock sold ........................      --          --          --          --           --              3            3

Dividends ..................................      --          --          --          (367)        --           --           (367)

Other comprehensive income,
   net .....................................      --          --          --          --            293         --            293
                                              --------     -------     -------     -------      -------      -------      -------
Balance at December 31,
  1997                                           2,091       2,091      17,541       5,087          104         (274)      24,549

Net earnings ...............................      --          --          --         2,656         --           --          2,656
Net proceeds from issuance of
  stock ....................................      --          --             1        --           --           --              1

Treasury stock purchased ...................      --          --          --          --           --           (448)        (448)

Dividends ..................................      --          --          --          (491)        --           --           (491)

Other comprehensive income,
  net ......................................      --          --          --          --            275         --            275
                                              --------     -------     -------     -------      -------      -------      -------
Balance at December 31,
  1998                                           2,091       2,091      17,542       7,252          379         (722)      26,542

Net earnings ...............................      --          --          --         2,885         --           --          2,885

Net proceeds from issuance of
  stock ....................................         1           1           6        --           --           --              7

Treasury stock purchased ...................      --          --          --          --           --           (374)        (374)

Dividends ..................................      --          --          --          (477)        --           --           (477)

Other comprehensive income,
  net ......................................      --          --          --          --         (1,971)        --         (1,971)
                                              --------     -------     -------     -------      -------      -------      -------
Balance at December 31,
  1999                                           2,092     $ 2,092     $17,548     $ 9,660      $(1,592)     $(1,096)     $26,612
                                              ========     =======     =======     =======      =======      =======      =======


The accompanying notes are an integral part of this statement.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,
                             (Dollars in thousands)

                                                                                               1999           1998           1997
                                                                                             --------       --------       --------
Cash flows from operating activities
     Net earnings .....................................................................      $  2,885       $  2,656       $  1,794
     Adjustments to reconcile net earnings to net cash provided
         Provision for credit losses ..................................................           588            480            456
         Depreciation and amortization ................................................         1,313            878            624
         Amortization of premiums, net of accretion of discounts on securities ........           120            194             74
         Gain on sale of bank premises and equipment ..................................          --              (66)           (89)
         Gain on sale of available-for-sale securities ................................           (40)           (50)           (12)
         Gain (loss) on sale of other real estate .....................................            29            (31)          --
         Valuation adjustment to other real estate ....................................           165            (10)             9
         Compensation expense related to phantom stock plan ...........................            90             64             94
         Change in assets and liabilities, net of effects resulting from acquisitions
              (Increase) decrease in accrued interest receivable and other assets .....        (1,606)           570         (8,399)
              (Decrease) increase in accrued interest payable .........................            98           (115)           224
              Increase (decrease) in other liabilities ................................         1,153           (958)           460
                                                                                             --------       --------       --------
                  Net cash provided (used) by operating activities ....................         4,795          3,612         (4,765)
Cash flows from investing activities
     Maturities of interest-bearing deposits with banks ...............................          --              492           --
     Proceeds from maturities, calls, and principal repayments of
       available-for-sale securities...................................................        14,883         27,670          8,146
     Proceeds from sale of available-for-sale securities ..............................         7,983          9,602          1,012
     Purchase of available-for-sale securities ........................................       (32,250)       (43,272)        (4,805)
     (Increase) decrease in loans, net of the effects resulting from acquisitions......       (29,658)       (16,404)            51
     Proceeds from sale of other assets ...............................................           227            159           --
     Purchases of bank premises and equipment .........................................        (1,212)        (2,572)        (1,211)
     Proceeds from sale of bank premises and equipment ................................          --              413            493
     Net increase in cash resulting from acquisitions .................................          --             --           15,715
                                                                                             --------       --------       --------
                  Net cash (used) provided by investing activities ....................       (40,027)       (23,912)        19,401
Cash flows from financing activities
     Net (decrease) increase in securities under agreements to repurchase .............          --             --           (1,000)
     Change in deposits, net of the effects resulting from acquisitions ...............        16,508          3,631         (1,457)
     Proceeds from borrowings .........................................................         8,000          3,000           --
     Repayment of borrowings ..........................................................          --             --             (162)
     Net proceeds from issuance of stock ..............................................             7              1          9,897
     Purchase of treasury stock .......................................................          (374)          (448)          --
     Sale of treasury stock ...........................................................          --             --                3
     Dividends paid ...................................................................          (480)          (493)          (324)
                                                                                             --------       --------       --------
                  Net cash provided by financing activities ...........................        23,661          5,691          6,957
                                                                                             --------       --------       --------
                  Net (decrease) increase in cash and cash equivalents ................       (11,571)       (14,609)        21,593
Cash and cash equivalents at beginning of period ......................................        25,456         40,065         18,472
                                                                                             --------       --------       --------
Cash and cash equivalents at end of period ............................................      $ 13,885       $ 25,456       $ 40,065
                                                                                             ========       ========       ========


The accompanying notes are an integral part of these statements.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



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

   12.   RECLASSIFICATIONS

   Certain amounts in prior financial statements have been reclassified to conform to the 1999 financial statement presentation.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE B - SECURITIES

   The Company has classified all securities as available-for-sale, which are carried at fair value. The carrying amounts of securities and their approximate fair value are as follows:


                                                                            GROSS         GROSS
                                                             AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                                COST        GAINS         LOSSES        VALUE
                                                              -------      -------       -------       -------
AVAILABLE-FOR-SALE SECURITIES:
      December 31, 1999:

         U. S. Treasury securities .......................    $ 5,032      $  --         $   (21)      $ 5,011

         Obligations of U.S. government
            agencies .....................................     16,678         --            (646)       16,032

         Mortgage-backed securities ......................     33,414         --          (1,086)       32,328

         Other ...... ....................................     22,861           47          (728)       22,180
                                                              -------      -------       -------       -------
                                                              $77,985      $    47       $(2,481)      $75,551
                                                              =======      =======       =======       =======

      December 31, 1998:

         U. S. Treasury securities .......................    $ 5,736      $   129       $  --         $ 5,865

         Obligations of U.S. government
            agencies .....................................      9,516           40           (15)        9,541

         Mortgage-backed securities ......................     42,097          220           (34)       42,283

         Other ...........................................     11,311          251           (16)       11,546
                                                              -------      -------       -------       -------
                                                              $68,660      $   640       $   (65)      $69,235
                                                              =======      =======       =======       =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE B - SECURITIES - CONTINUED

   Gross realized gains and gross realized losses on sales of available-for-sale securities for the periods ended are as follows as of December 31:

                                                 1999       1998       1997
                                                 ----       ----       ----
  Gross realized gains
    U.S. Treasury securities ................    $ --       $ 23       $ --
    U.S. Government Agency ..................      --         28         --
    Mortgage-backed securities ..............      --          2         12
    Collateralized mortgage obligation ......      48         --         --
                                                 ----       ----       ----
                                                 $ 48       $ 53       $ 12
                                                 ====       ====       ====
  Gross realized losses
    U.S. Government Agency ..................    $ --       $  3       $ --
    U.S. Treasury securities ................      --         --         --
    Mortgage-backed securities ..............       8         --         --
                                                 ----       ----       ----
                                                 $  8       $  3       $ --
                                                 ====       ====       ====

The scheduled maturities of available-for-sale securities at December 31, 1999 are as follows.

                                                                  ESTIMATED
                                                   AMORTIZED        MARKET
                                                      COST          VALUE
                                                    -------        -------
Due in one year or less .......................     $ 2,003        $ 2,001
Due after one through five years ..............       7,189          7,163
Due after five through ten years ..............      12,499         11,879
Mortgage-backed securities and other ..........      56,294         54,508
                                                    -------        -------
                                                    $77,985        $75,551
                                                    =======        =======

   Contractual maturities will differ from expected maturities because borrowers may call or prepay obligations with or without call or prepayment penalties.

   The carrying value of securities pledged to secure public deposits, as required or permitted by law, is approximately $33,536 and $49,300 at December 31, 1999 and 1998.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

   Major classifications of loans are as follows at December 31:
                                                      1999             1998
                                                   ---------        ---------
Commercial ...................................     $  24,935        $  26,109
Real estate
  Construction and land development ..........        18,245           15,248
  1-4 family residential .....................        15,489           12,105
  Multi-family residential ...................            78            1,149
  Non-farm/non-residential ...................        39,695           31,943
Consumer .....................................       100,987           85,063
                                                   ---------        ---------
                                                     199,429          171,617
Less unearned interest .......................           (17)             (85)
Allowance for credit losses ..................        (1,985)          (1,944)
                                                   ---------        ---------
                                                   $ 197,427        $ 169,588
                                                   =========        =========


   As of December 31, 1999 and 1998, the Company has no significant loans which meet the impairment definition; therefore, no valuation for credit losses related to impaired loans has been established.

   The Company has loans, deposits and other transactions with its principal stockholders, officers, directors and organizations with which such persons are associated. The aggregate amount of loans outstanding to these related parties at December 31, 1999 and 1998 is approximately $3,250 and $2,649. In addition, the Company makes consumer loans through several automobile dealerships, two of which are controlled by two members of the board of directors. Loans obtained through these dealerships totaled approximately $13,581 and $13,810 at December 31, 1999 and 1998.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES - CONTINUED

   Changes in the allowance for credit losses were as follows at December 31:

                                                1999         1998         1997
                                              -------      -------      -------
Balance at January 1 ....................     $ 1,944      $ 1,999      $ 1,430
Increase resulting from acquisitions ....        --           --            562
Provision ...............................         588          480          456
Charge-offs .............................        (869)        (695)        (552)
Recoveries ..............................         322          160          103
                                              -------      -------      -------
Balance at end of period ................     $ 1,985      $ 1,944      $ 1,999
                                              =======      =======      =======


NOTE D - BANK PREMISES AND EQUIPMENT

   Bank premises and equipment are summarized as follows at December 31:

                                          ESTIMATED
                                        USEFUL LIVES        1999         1998
                                        ------------      -------      -------
Land ................................           --        $ 2,052      $ 2,052
Building and improvements ...........    15-30 years        7,024        6,314
Furniture and fixtures ..............     5-10 years        5,875        5,373
Automobiles .........................        3 years          135          135
                                                          -------      -------
                                                           15,086       13,874
Less accumulated depreciation .......                       6,205        5,286
                                                          -------      -------
                                                          $ 8,881      $ 8,588
                                                          =======      =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE E - INTEREST BEARING DEPOSITS

   The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

                                                  1999               1998
                                                --------           --------
NOW accounts .............................      $ 38,251           $ 37,638

Money market accounts ....................        24,726             26,841

Savings accounts .........................        31,206             32,684

Other time deposits ......................       118,487             94,779
                                                --------           --------
                                                $212,670           $191,942
                                                ========           ========


   Included in other time deposits at December 31, 1999 and 1998 are approximately $27,427 and $16,400, in certificates of deposit in denominations of $100,000 or more.

   As of December 31, 1999, the scheduled maturities of other time deposits are as follows:

      YEAR ENDED
     DECEMBER 31,                                      AMOUNT
     ------------                                     --------
         2000 ....................................    $ 85,146
         2001 ....................................      23,547
         2002 ....................................       5,980
         2003 ....................................       2,726
         2004 and Thereafter .....................       1,088
                                                      --------
                                                      $118,487

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE F - BORROWINGS

   Borrowings at December 31, consists of advances payable to the Federal Home Loan Bank as follows:

                                                               1999       1998
                                                             -------     ------
Principal due March 2000, interest due monthly at 5.43% ...  $ 6,000     $ --

Principal due August 2000; interest due monthly at 5.40% ..    5,000       --

Principal due July 1999; interest due monthly at 5.613% ...     --        3,000
                                                             -------     ------
                                                             $11,000     $3,000
                                                             =======     ======


NOTE G - INCOME TAXES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                              1999        1998
                                                            -------     -------
Deferred tax assets:
   Allowance for credit losses .........................    $   417     $   403
   Unrealized loss on available-for-sale securities ....        820        --
   Stock grant expense .................................        184         152
   Difference in basis of other real estate ............         50
                                                                            125
   Other ...............................................       --            15
   Valuation allowance .................................        (43)        (45)
                                                            -------     -------
                                                            $ 1,428     $   650
                                                            =======     =======
Deferred tax liabilities:
   Depreciation and amortization differences ...........    $  (662)    $  (545)
   Unrealized gain on available-for-sale securities ....       --          (197)
   Other ...............................................        (61)        (74)
                                                            -------     -------
                                                            $  (723)    $  (816)
                                                            =======     =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE G - INCOME TAXES - CONTINUED

   The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows at December 31:

                                                1999         1998         1997
                                               -----        -----        -----
Statutory federal income tax rate .......      34.00%       34.00%       34.00%
Decrease in valuation allowance .........       (.05)       (1.92)        (.11)
Tax exempt income .......................      (3.32)       (2.56)       (1.88)
Other ...................................        .60         2.08          .65
Goodwill amortization ...................       2.79         3.00         --
                                               -----        -----        -----
Effective income tax rate ...............      34.02%       34.60%       32.66%
                                               =====        =====        =====

   The valuation allowance on the deferred tax asset was decreased by approximately $2, $78 and $3 during 1999, 1998 and 1997 based on management's reevaluation of the likelihood of realization.


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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

   Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

   Outstanding commitments and letters of credit are approximately as follows at December 31:

                                                       1999             1998
                                                     -------          -------
Commitments to extend credit .................       $30,238          $22,090
                                                     =======          =======
Letters of credit ............................       $   581          $   274
                                                     =======          =======


   The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

   BNB has a 401(k) plan which covers substantially all employees. BNB matches 50% of each employee's contribution up to 6% of annual salary. Total contributions accrued or paid for the period ended December 31, 1999, 1998 and 1997 are approximately $95, $79 and $58.

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

   Following is a summary of the status of the stock option plans:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                        NUMBER OF      EXERCISE
                                                         SHARES          PRICE
                                                        -------         ------
Options outstanding at January 1, 1997 ...........         --           $ --

Options granted ($7.05-$18.50 a share) ...........       34,300           7.38

Options exercised ($7.05 a share) ................         (200)          7.05
                                                        -------         ------
Options outstanding at January 1, 1998 ...........       34,100           7.39

Options granted ($17.00-$21.78 a share) ..........        2,500          19.87

Options exercised ($7.05 a share) ................         (300)          7.05

Options terminated ($21.78 a share) ..............         (500)         21.78
                                                        -------         ------
Options outstanding at December 31, 1998 .........       35,800           8.05

Options granted ($13.13-$17.00 a share) ..........       31,000          16.88

Options exercised ($7.05 a share) ................         (900)          7.05

Options terminated ($7.05 a share) ...............       (1,050)          7.05
                                                        -------         ------
Options outstanding at December 31, 1999 .........       64,850         $12.30
                                                        =======         ======

Options exercisable at December 31, 1999 .........       26,110          10.02

Options exercisable at December 31, 1998 .........       13,220           7.73

Options exercisable at December 31, 1997 .........        6,660           7.39


   Following is a summary of the options outstanding at December 31, 1999:

                                      OUTSTANDING
                                ----------------------
                                             WEIGHTED
                                              AVERAGE
                                             REMAINING
                   EXERCISE                 CONTRACTUAL  EXCERCISABLE
                     PRICE      NUMBER         LIFE         NUMBER
                    ------      ------      ----------      ------
                    $ 7.05      30,850      7.48 years      18,510
                    $13.13       1,000      9.42 years         200
                    $17.00      31,000      9.72 years       6,400
                    $18.50       1,000      8.64 years         600
                    $21.78       1,000      8.15 years         400
                                ------                      ------
                                64,850                      26,110
                                ======                      ======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

   The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net earnings and earnings per share would have been as follows at December 31:

                                                       1999      1998      1997
                                                      ------    ------    ------
         Net earnings                  As reported    $2,885    $2,656    $1,794
                                       Pro forma      $2,820    $2,633    $1,755
         Basic earnings per share      As reported    $ 1.45    $ 1.30    $ 1.22
                                       Pro forma      $ 1.41    $ 1.29    $ 1.19
         Diluted earnings per share    As reported    $ 1.40    $ 1.25    $ 1.16
                                       Pro forma      $ 1.37    $ 1.23    $ 1.13

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued:

                                             1999           1998          1997
                                           -------        -------       -------
         Weighted average fair value       $ 5.54         $11.57        $ 2.78
         Expected volatility                   30%            79%           29%
         Risk free rate                       5.7%           5.5%          6.1%
         Expected life of options          5 years        5 years       5 years
         Expected dividend yield              1.3%           1.9%          1.3%


NOTE I - EXECUTIVE COMPENSATION

   The Company has a phantom stock grant plan whereby the Company may issue shares of phantom stock to certain officers and key employees. The aggregate number of shares that may be issued under the Plan is limited to 135,000. The number of shares issued is determined based on a financial performance test for BNB. The phantom stock is nonvoting, accrues dividends declared on the Company's common stock, and is granted subject to a vesting schedule. At December 31, 1999, all shares of phantom stock have vested.

   The shares of phantom stock may be redeemed at a maximum rate of 6,000 shares per year. Such redemption is payable, at the Company's discretion, in shares of the Company's common stock or cash at the then fair market value of the Company's common stock. In 1997 and 1996, 35,411 and 18,478 shares of phantom stock were granted and 6,000 shares of phantom stock were redeemed for 6,000 shares of the Company's common stock each year. Effective June 24, 1997, the plan was amended and no more shares will be granted under this plan. Total compensation expense charged to the Company's operations for the years ended December 31, 1999, 1998 and 1997 was $90, $64 and $94.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE I - EXECUTIVE COMPENSATION - CONTINUED

   The Bank has a cash incentive plan which provides guidelines whereby key executive employees can earn bonus compensation based on the profitability of BNB. The bonus amounts are determined based on achievement by BNB of certain percentages of return on equity targets. Total expense under this plan for the years ended December 31, 1999, 1998 and 1997 was $23, $88 and $117.


NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE J - FAIR VALUES OF FINANCIAL STATEMENTS - CONTINUED

   DEPOSITS

   Under Statement 107, the fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1999 (i.e., their carrying amounts).

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

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31.


                                                  1999                1998
                                          ------------------  ------------------
                                          CARRYING     FAIR   CARRYING     FAIR
                                           AMOUNT     VALUE    AMOUNT     VALUE
                                          --------  --------  --------  --------
    Financial assets:
         Cash and cash equivalents ...... $ 13,885  $ 13,885  $ 25,456  $ 25,456
         Securities .....................   75,551    75,551    69,235    69,235
         Loans, net .....................  197,427   192,941   169,588   171,000
    Financial liabilities:
         Deposits
              Noninterest-bearing .......   56,566    56,566    60,776    60,776
              Interest-bearing
                transaction accounts ....   94,183    94,183    97,163    97,163
              Certificates of deposits ..  118,487   119,912    94,779    96,000
         Borrowings .....................   11,000    10,955     3,000     3,000

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



NOTE K - REGULATORY MATTERS

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

   Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios(set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets(as defined), and of Tier I capital (as defined) to average assets (as defined) be maintained. Management believes, as of December 31, 1999, that BBI and BNB meet all capital adequacy requirements to which they are subject.

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


                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                                     FOR CAPITAL          PROMPT CORRECTIVE
                                                                 ACTUAL:          ADEQUACY PURPOSES:      ACTION PROVISIONS:
                                                            ----------------     -------------------    ---------------------
                                                             AMOUNT    RATIO       AMOUNT      RATIO     AMOUNT        RATIO
                                                            -------   ------     ---------    ------    -------       -------
    As of December 31, 1999

        TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
             Bay Bancshares, Inc. .......................   $24,463   10.93%     =>$17,897    =>8.0%              N/A
             Bayshore National Bank .....................   $23,203   10.40%     =>$17,852    =>8.0%    =>$22,306     =>10.0%

        TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
             Bay Bancshares, Inc. .......................   $22,478   10.05%     => $8,948    =>4.0%              N/A
             Bayshore National Bank .....................   $21,218    9.51%     => $8,926    =>4.0%    =>$13,384     => 6.0%

        TIER 1 CAPITAL (TO AVERAGE ASSETS)
             Bay Bancshares, Inc. .......................   $22,478    7.43%     =>$12,094    =>4.0%              N/A
             Bayshore National Bank .....................   $21,218    7.03%     =>$12,096    =>4.0%    =>$15,120     => 5.0%

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE K - REGULATORY MATTERS - CONTINUED


                                                                                                            TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                                     FOR CAPITAL        PROMPT CORRECTIVE
                                                                 ACTUAL:          ADEQUACY PURPOSES:    ACTION PROVISIONS:
                                                            ----------------     -------------------    -----------------
                                                             AMOUNT    RATIO       AMOUNT      RATIO     AMOUNT    RATIO
                                                            -------   ------     ---------    ------    -------   -------
     As of December 31, 1998

         TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
              Bay Bancshares, Inc. ...................   $20,896    10.72%     =>$15,595    =>8.0%               N/A
              Bayshore National Bank .................   $20,649    10.63%     =>$15,540    =>8.0%     =>$19,425     =>10.0%

         TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
              Bay Bancshares, Inc. ...................   $18,952     9.72%    =>$  7,797    =>4.0%               N/A
              Bayshore National Bank .................   $18,705     9.63%    =>$  7,769    =>4.0%     =>$11,654     => 6.0%

         TIER 1 CAPITAL (TO AVERAGE ASSETS)
              Bay Bancshares, Inc. ...................   $18,952     6.84%    =>$  8,312    =>4.0%               N/A
              Bayshore National Bank .................   $18,705     6.76%    =>$  8,301    =>4.0%     =>$13,835     => 5.0%


NOTE L - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

   Cash paid during the period for:

                                                 1999        1998         1997
                                                ------      ------       ------
    Interest ................................   $6,987      $7,520       $5,580

    Income taxes ............................   $1,157      $1,435       $  768

    Noncash transactions during the period:
       Dividends payable ....................   $  119      $  122       $  124

NOTE M - EARNINGS PER SHARE


                                                                              YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                    1999             1998             1997
                                                                 ----------       ----------       ----------
    Net earnings .............................................   $    2,885       $    2,656       $    1,794
    Divided by weighted average common shares ................    1,993,838        2,045,453        1,472,408
                                                                 ----------       ----------       ----------
    Earnings per share (basic) ...............................   $     1.45       $     1.30       $     1.22
                                                                 ==========       ==========       ==========
    Net earnings .............................................   $    2,885       $    2,656       $    1,794
    Divided by adjusted weighted average common shares
        Weighted average common shares .......................    1,993,838        2,045,453        1,472,408
        Weighted average dilutive potential common shares ....       73,612           87,069           77,396
                                                                 ----------       ----------       ----------
    Adjusted weighted average common shares ..................    2,067,450        2,132,522        1,549,804
                                                                 ----------       ----------       ----------
    Earnings per share (diluted) .............................   $     1.40       $     1.25       $     1.16
                                                                 ==========       ==========       ==========

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



NOTE N - COMPREHENSIVE INCOME

   Other comprehensive income and its tax effects are as follows:


                                                    BEFORE TAX    TAX (EXPENSE)   NET OF TAX
                                                      AMOUNT         BENEFIT        AMOUNT
                                                    ----------    ------------    ----------
                   1999
                   ----
   Unrealized losses on securities:
       Unrealized holding losses arising
         during period ..........................     $(2,947)       $ 1,002        $(1,945)

       Less: reclassification adjustment
         for gains included in net earnings .....         (40)            14            (26)
                                                      -------        -------        -------
   Other comprehensive income (loss) ............     $(2,987)       $ 1,016        $(1,971)
                                                      =======        =======        =======
                   1998
                   ----
   Unrealized gains on securities:
       Unrealized holding gains arising
         during period ..........................     $   466        $  (158)       $   308

       Less: reclassification adjustment
         for gains included in net earnings .....         (50)            17            (33)
                                                      -------        -------        -------
   Other comprehensive income ...................     $   416        $  (141)       $   275
                                                      =======        =======        =======
                   1997
                   ----
   Unrealized gains on securities:
       Unrealized holding gains arising
         during period ..........................     $   470        $  (169)       $   301

       Less: reclassification adjustment
         for gains included in net earnings .....         (12)             4             (8)
                                                      -------        -------        -------
   Other comprehensive income ...................     $   458        $  (165)       $   293
                                                      =======        =======        =======

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE O - PARENT-ONLY FINANCIAL STATEMENTS

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                                 BALANCE SHEETS
                                  DECEMBER 31,

                            ASSETS                         1999          1998
                                                         --------      --------
   Cash and cash equivalents .......................     $    375      $    627

   Investment security .............................          250           250

   Investment in subsidiary ........................       26,449        26,291

   Other assets ....................................          321            95
                                                         --------      --------
                                                         $ 27,395      $ 27,263
                                                         ========      ========

                        LIABILITIES
   Other liabilities ...............................     $    783      $    721
                                                         --------      --------
        Total liabilities ..........................          783           721

   Commitments and contingencies ...................         --            --

   Stockholders' equity
        Common stock ...............................        2,092         2,091

        Additional paid-in capital .................       17,548        17,542

        Retained earnings ..........................        9,660         7,252

        Accumulated other comprehensive income .....       (1,592)          379
                                                         --------      --------
                                                           27,708        27,264
        Less common stock in treasury - at cost ....       (1,096)         (722)
                                                         --------      --------
                                                           26,612        26,542
                                                         --------      --------
                                                         $ 27,395      $ 27,263
                                                          ========      ========

                      BAY BANCSHARES, INC. AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)



NOTE O - PARENT-ONLY FINANCIAL STATEMENTS - CONTINUED

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                             STATEMENTS OF EARNINGS
                             YEAR ENDED DECEMBER 31,



                                                1999         1998         1997
                                              -------      -------      -------
   Interest income

        Securities ........................   $    21      $    13      $  --
                                              -------      -------      -------
                                                   21           13         --
   Costs and expenses

        General and administrative ........        82           80          112
                                              -------      -------      -------
        Loss before income taxes and equity
           in net earnings of subsidiary ..       (61)         (67)        (112)

   Income taxes (benefit)

        Current ...........................        13         --            (21)

        Deferred ..........................       (31)         (18)         (11)
                                              -------      -------      -------
                                                  (18)         (18)         (32)
                                              -------      -------      -------
        Loss before equity in net earnings
               of subsidiary ..............       (43)         (49)         (80)

   Equity in net earnings of subsidiary ...     2,928        2,705        1,874
                                              -------      -------      -------
               NET EARNINGS ...............   $ 2,885      $ 2,656      $ 1,794
                                              =======      =======      =======

                       BAY BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 1999, 1998 and 1997
                             (DOLLARS IN THOUSANDS)


NOTE O - PARENT-ONLY FINANCIAL STATEMENTS - CONTINUED

                              BAY BANCSHARES, INC.
                                  (Parent Only)
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,


                                                                                    1999          1998          1997
                                                                                  -------       --------      --------
   Cash flows from operating activities:
        Net earnings .........................................................    $ 2,885       $ 2,656      $  1,794
        Adjustments to reconcile net
            earnings to net cash (used) provided
            in operating activities:
            Earnings of subsidiaries .........................................     (2,928)       (2,705)       (1,874)
            Compensation expenses related
                 Phantom stock plan ..........................................         90            64            94
            Change in assets and liabilities
                 (Increase) decrease in other assets .........................       (226)          238          (143)
                 Increase (decrease) in other liabilities ....................        (26)          (71)          395
                                                                                  -------       -------      --------
                     Net cash (used) provided in operating activities ........       (205)          182           266

   Cash flows from investing activities:
              Maturities of interest-bearing deposits with banks .............       --            --            --
              Purchases of securities ........................................       --            (250)         --
              Dividends from subsidiary ......................................        800           300         7,900
              Capital contribution to subsidiary .............................       --            (750)         --
              Capital contribution of banks acquired .........................       --            --         (15,715)
                                                                                  -------       -------      --------
                     Net cash provided (used) by investing activities ........        800          (700)       (7,815)

   Cash flows from financing activities:
              Proceeds from issuance of stock ................................          7             1         9,897
              Purchase of treasury stock .....................................       (374)         (448)         --
              Sale of treasury stock .........................................       --            --               3
              Dividends paid .................................................       (480)         (493)         (324)
                                                                                  -------       -------      --------
                     Net cash (used) provided by financing activities ........       (847)         (940)        9,576
                                                                                  -------       -------      --------
   Net (decrease) increase in cash and cash equivalents ......................       (252)       (1,458)        2,027
   Cash and cash equivalents at beginning of year ............................        627         2,085            58
                                                                                  -------       -------      --------
   Cash and cash equivalents at end of year ..................................    $   375       $   627      $  2,085
                                                                                  =======       =======      ========