Form 10QSB
period 2000-03-31
BAY BANCSHARES INC
filed 2000-05-12
CIK 1046406

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes [X]     No   [ ]

As of April 28, 2000, there were 1,990,983 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I -  FINANCIAL INFORMATION
ITEM 1. - Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 Consolidated Statements of Earnings for Three Months ended
                March 31, 2000 and 1999
          Consolidated Statements of Comprehensive Income for the Three Months
                ended March 31, 2000 and 1999
          Consolidated Statements of Cash Flows for the three months ended
                March 31, 2000 and 1999
            Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      MARCH 31,    DECEMBER 31,
                                                        2000           1999
                                                      ---------    ------------
                                                     (Unaudited)
                     ASSETS

Cash and cash equivalents
     Cash and due from banks ......................   $  10,812    $     11,170
     Federal funds sold ...........................       8,972           2,715
                                                      ---------    ------------
        Total cash and cash equivalents ...........      19,784          13,885
Securities available-for-sale .....................      81,615          75,551
Loans, net of allowance for credit losses of $2,050
     and $1,985 ...................................     199,552         197,427
Bank premises and equipment, net ..................       8,716           8,881
Other assets ......................................      13,770          13,437
                                                      ---------    ------------
        Total assets ..............................   $ 323,437    $    309,181
                                                      =========    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Noninterest-bearing .......................   $  65,814    $     56,556
        Interest-bearing deposits .................     217,374         212,670
                                                      ---------    ------------
        Total deposits ............................     283,188         269,226
     Borrowings ...................................      11,000          11,000
     Other liabilities ............................       2,356           2,343
                                                      ---------    ------------
        Total liabilities .........................     296,544         282,569
Stockholders' equity
     Common stock .................................       2,092           2,092
     Additional paid-in capital ...................      17,548          17,548
     Retained earnings ............................      10,296           9,660
     Accumulated other comprehensive income .......      (1,947)         (1,592)
                                                      ---------    ------------
                                                         27,989          27,708
Less:  Treasury stock .............................      (1,096)         (1,096)
                                                      ---------    ------------
        Total stockholders' equity ................      26,893          26,612
                                                      ---------    ------------
        Total liabilities and stockholders'
          equity ..................................   $ 323,437    $    309,181
                                                      =========    ============

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------

Interest income

     Loans, including fees .............................   $   4,326   $   3,735
     Securities ........................................       1,203       1,018
     Federal funds sold ................................         181         316
                                                           ---------   ---------
     Total interest income .............................       5,710       5,069
Interest expense
     Deposits ..........................................       2,220       1,901
     Other .............................................         163          42
                                                           ---------   ---------
     Total interest expense ............................       2,383       1,943
                                                           ---------   ---------
        Net interest income ............................       3,327       3,126

     Provision for credit losses .......................         225         130
                                                           ---------   ---------
Net interest income after provision for credit losses ..       3,102       2,996
Noninterest income
     Service charges ...................................         574         582
     Other .............................................         468         308
                                                           ---------   ---------
        Total noninterest income .......................       1,042         890
Noninterest expense
     Salaries and employee benefits ....................       1,563       1,580
     Occupancy expense, net ............................         476         464
     Other noninterest expense .........................         971         974
                                                           ---------   ---------
     Total noninterest expense .........................       3,010       3,018
                                                           ---------   ---------
Earnings before federal income taxes ...................       1,134         868
     Provision for income taxes ........................         378         294
                                                           ---------   ---------
        Net earnings ...................................   $     756   $     574
                                                           =========   =========
        Net earnings per share (basic) .................   $    0.38   $    0.29
        Net earnings per share (diluted) ...............        0.36        0.28

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Net earnings ...........................................   $    756    $    574

Other comprehensive income, net of tax:
  Unrealized (losses) gains on securities:
       Unrealized holding (losses) gains arising
         during period .................................       (355)       (272)
       Less:  reclassification adjustment for gains
         included in net earnings ......................       --           (32)
                                                           --------    --------
Comprehensive income ...................................   $    401    $    270
                                                           ========    ========

         (See accompanying notes to interim consolidated financial statements)

                  BAY BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
         Net earnings ..................................   $    756    $    574
         Adjustments to reconcile net earnings to
            net cash provided by operating activities:
            Provision for credit losses ................        225         130
            Depreciation and amortization ..............        240         376
            Gain on sale of available-for-sale .........       --           (49)
            Amortization of premiums, net of accretion
               on securities ...........................         28          37
            Effect of phantom stock plan ...............       --            16
            Increase in other assets ...................       (145)       (543)
            Increase in other liabilities ..............        195         149
                                                           --------    --------
              Net cash provided by operating activities       1,299         690

Cash flows from investing activities:
         Proceeds from sale of available-for-sale
            securities .................................       --         3,442
         Proceeds from principal repayments, maturities,
            and calls of available-for-sale securities .      1,861       6,413
         Purchases of available-for-sale securities ....     (8,490)    (11,971)
         Net (increase) decrease in loans ..............     (2,576)      1,034
         Purchases of bank premises and equipment ......        (37)       (280)
                                                           --------    --------
              Net cash used by investing activities ....     (9,242)     (1,362)

Cash flows from financing activities:
         Purchase of treasury stock ....................       --          (317)
         Net increase in deposits ......................     13,962      13,573
         Dividends paid ................................       (120)       (120)
                                                           --------    --------
              Net cash provided by financing activities      13,842      13,136

              Net increase in cash and cash equivalents       5,899      12,464

Cash and cash equivalents at beginning of period .......     13,885      25,456
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 19,784    $ 37,920
                                                           ========    ========

  (See accompanying notes to interim consolidated financial statements)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDING MARCH 31, 2000

(1)  BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Bay Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Bayshore National Bank (the "Bank"), Bay Bancshares of Delaware, Inc. ("BBDI") and BayBanc Independent Insurance Agency ("BBIIA"). All significant intercompany transactions and balances have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)  EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share were computed based on the following:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                            2000        1999
                                                           ------      ------
                                                          (Dollars in thousands
                                                          except per share data)

Net earnings available to common shareholders .......      $  756      $  574

Basic weighted average shares outstanding ...........       1,991       2,004
Diluted weighed average shares outstanding...........       2,076       2,086

Basic earnings per common share .....................      $ 0.38      $ 0.29
Diluted earnings per common share ...................      $ 0.36      $ 0.28

(3)  COMPREHENSIVE INCOME

      Comprehensive income includes net earnings plus unrealized gain or loss on securities.

      Other comprehensive income and its tax effects are as follows:

                                                               THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                                  MARCH 31, 2000                         MARCH 31, 1999
                                                     -------------------------------------    -------------------------------------
                                                                   (UNAUDITED)                             (UNAUDITED)
                                                                      TAX                                      TAX
                                                     BEFORE TAX    (EXPENSE)      NET OF      BEFORE TAX    (EXPENSE)     NET OF
                                                       AMOUNT       BENEFIT     TAX AMOUNT      AMOUNT       BENEFIT     TAX AMOUNT
                                                     ----------    ----------   ----------    ----------    ----------   ----------
Unrealized gains(losses on securities):
    Unrealized holding gains (losses) arising
        during period.............................   $     (476)   $      121   $     (355)   $     (410)   $      138   $     (272)
    Less: reclassification adjustments for gains
        included in net earnings .................         --            --           --             (49)           17          (32)
                                                     ----------    ----------   ----------    ----------    ----------   ----------
Comprehensive income .............................   $     (476)   $      121   $     (355)   $     (456)   $      155   $     (304)
                                                     ==========    ==========   ==========    ==========    ==========   ==========

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in the documents incorporated into this document by reference, including matters discussed under the captions "Management's Discussion and Analysis or Plan of Operation," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "contemplated," "intends," "indicates," "plans," "believes," "seek," "will," "would," "should," "projected" and similar expressions are intended to identify such forward-looking statements.

       The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (1) the effects of future acquisitions, if any; (2) increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer, including indirect automobile dealer paper, and/or real estate loans as a percentage of the total loan portfolio; (3) the effects of future economic conditions on the Company and its customers; (4) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (5) the impact of changes in market rates and prices on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements;
(6) increased competition for deposits and loans adversely affecting rates and terms; (7) the failure of assumptions underlying the establishment and provision made to the allowance for credit losses; (8) the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes; and (9) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"). The Company currently serves its market areas from its headquarters in La Porte with ten full-service banking office locations in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas. Additionally, the Company operates three Loan Production Offices ("LPOs") in the Houston area, one LPO in the Longview/Dallas area and a Internet banking site (www.bankbnb.com).

      Net income for the three months ended March 31, 2000 was $756,000 compared with $574,000 for the three months ended March 31, 1999, an increase of $182,000 or 31.71%. Per share (basic) earnings increased $0.09 to $0.38 for the three months ended March 31, 2000 from $0.29 for the same period ended March 31, 1999. Per share (diluted) earnings increased $0.08 to $0.36 for the three months ended March 31, 2000 from $0.28 for the same period ended March 31, 1999.

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

      Net interest income for the three months ended March 31, 2000 was $3.3 million compared with $3.1 million for the three months ended March 31, 1999, an increase of $201,000 or 6.43%. Net interest income increased as a result of a higher dollar amount of interest-earning assets derived primarily from internally generated loan growth. Average interest-earning assets increased from 88.86% of total average assets at March 31, 1999 to 89.16% of total average assets at March 31, 2000. Average gross loans increased to $198.7 million for the three months ended March 31, 2000 from $170.1 million for the three months ended March 31, 1999, an increase of $28.6 million or 16.81%. Average interest-bearing deposits increased to $218.0 million for the three months ended March 31, 2000 from $203.4 million for the three months ended March 31, 1999, an increase of $14.6 million or 7.18%.

      The Company posted net interest margins of 4.65% and 4.70% and net interest spreads of 3.82% and 3.85% for the periods ended March 31, 2000 and March 31, 1999, respectively. The decrease in net interest margin from the first quarter of 1999 to the first quarter of 2000 reflects a 36 basis point increase in the yield on average interest-earning assets and a 39 basis point increase in the cost of interest-bearing liabilities. The Company's Asset/Liability Management policies and procedures continue to provide management with the necessary guidelines for effective interest rate risk management in a rising rate environment. Net interest margin decreased during the first quarter 2000 compared to the same period in 1999 due primarily to competition and economic rate pressures resulting in a higher cost of funds.

      The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------------------------------------------
                                                                             2000                                 1999
                                                           ----------------------------------    ----------------------------------
                                                             AVERAGE       INTEREST   AVERAGE     AVERAGE       INTEREST    AVERAGE
                                                           OUTSTANDING     EARNED/     YIELD/    OUTSTANDING     EARNED/     YIELD/
                                                             BALANCE        PAID       RATE        BALANCE        PAID        RATE
                                                           -----------    ---------   -------    -----------    ---------   -------
                                                                                    (Dollars in thousands)
Assets
Interest-earning assets:
    Loans ..............................................   $   198,704    $   4,326      8.71%   $   170,076    $   3,735      8.78%
    Securities .........................................        75,870        1,203      6.34%        69,950        1,018      5.82%
    Federal funds sold and other
        temporary investments ..........................        11,494          181      6.30%        25,918          316      4.88%
                                                           -----------    ---------   -------    -----------    ---------   -------
        Total interest-earning assets ..................       286,068        5,710      7.98%       265,944        5,069      7.62%
                                                           -----------    ---------   -------    -----------    ---------   -------
    Less allowance for credit losses ...................        (2,052)                               (1,937)
                                                           -----------                           -----------
    Total interest-earning assets,
        net of allowance ...............................       284,016                               264,007
    Nonearning assets ..................................        36,840                                35,294
                                                           -----------                           -----------
        Total assets ...................................   $   320,856                           $   299,301
                                                           ===========                           ===========
Liabilities and stockholders' equity
Interest-bearing liabilities:
    Interest-bearing demand deposits ...................   $    32,385    $      84      1.04%   $    31,279    $      82      1.05%
    Public fund deposits ...............................         8,148           87      4.27%         9,727          105      4.32%
    Savings and money market accounts ..................        55,802          450      3.23%        67,214          512      3.05%
    Certificates of deposit ............................       121,683        1,599      5.26%        95,193        1,202      5.05%
    Federal funds purchased, FHLB
        credit and other borrowings ....................        11,000          163      5.93%         3,000           42      5.60%
                                                           -----------    ---------   -------    -----------    ---------   -------
        Total interest-bearing liabilities..............       229,018        2,383      4.16%       206,413        1,943      3.77%
                                                           -----------    ---------   -------    -----------    ---------   -------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits ................        63,886                                65,125
    Other liabilities ..................................         1,499                                 1,419
                                                           -----------                           -----------
        Total liabilities ..............................       294,403                               272,957
                                                           -----------                           -----------
Stockholders' equity ...................................        26,453                                26,344
                                                           -----------                           -----------
        Total liabilities and
            stockholders' equity .......................   $   320,856                           $   299,301
                                                           ===========                           ===========
    Net interest income ................................                  $   3,327                             $   3,126
                                                                          =========                             =========
    Net interest spread ................................                                 3.82%                                 3.85%
                                                                                      =======                               =======
    Net interest margin ................................                                 4.65%                                 4.70%
                                                                                      =======                               =======

Provision for Credit Losses

      The provision for credit losses increased to $225,000 for the three months ended March 31, 2000 from $130,000 for the same time period in 1999, an increase of $95,000 or 73.08%.

Noninterest Income

      Noninterest income is an important source of revenue for financial institutions. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the three months ended March 31, 2000 was $1.0 compared with $890,000 for the three months ended March 31, 1999, an increase of $152,000 or 17.08%. The increase during the first quarter 2000 compared to the first quarter 1999 was primarily attributable to an increase in the gain on the sale of SBA loans and an increase in ATM fee income. Even though the timing of the loan sales varies from quarter to quarter, SBA applications and loans in the process of funding during the first quarter 2000 indicate a strong revenue source for the remainder of 2000. Also contributing to other noninterest income during the first quarter 2000 was a $30,000 gain on the sale of other real estate and fee income of $28,000 on the Company's mutual fund sweep products.

      The following table presents for the periods indicated the major categories of noninterest income:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                            2000           1999
                                                           ------         ------
                                                          (Dollars in thousands)

Service charges on deposit accounts ..............         $  574         $  582
Gain on sale of SBA loans ........................             81             38
ATM fee income ...................................            123             91
Alternative investments ..........................             30             29
Other noninterest income .........................            234            150
                                                           ------         ------
     Total noninterest income ....................         $1,042         $  890
                                                           ======         ======

Noninterest Expense

      In the three month period ended March 31, 2000, noninterest expense decreased $8,000 or 0.27% to $3.0 million compared with the three month period ended March 31,1999. The Company continues to grow while controlling operating costs and anticipates operating costs to remain flat during 2000.

      Non-staff expense increased to $1.4 million for the three month period ended March 31, 2000 from $1.4 million for the same period in 1999, an increase of $9,000 or 0.63%. The slight increase was due to expenses related to the Company's internal growth. Employee compensation and benefit expense for the three months ended March 31, 2000 was $1.6 million, a decrease of $17,000 or 1.08% from $1.6 for the same period during 1999. The decrease is the result of a limited staff reorganization that provided improved efficiencies while reducing costs.

      The following table presents for the periods indicted the major categories of noninterest expense:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
                                                         (Dollars in thousands)

Employee compensation and benefits ...................    $  1,563    $  1,580
Non-staff expense:
     Net bank premises expense .......................         221         210
     Equipment rentals, depreciation and maintenance..         255         254
     Data processing .................................          65          79
     Professional fees ...............................          86         113
     Regulatory assessments/FDIC insurance............          32          31
     Ad valorem and franchise taxes ..................          67          72
     Other ...........................................         721         679
                                                          --------    --------
        Total non-staff expenses .....................       1,447       1,438
                                                          --------    --------
        Total noninterest expense ....................    $  3,010    $  3,018
                                                          ========    ========

Financial Condition

      Total assets as of March 31, 2000 were $323.4 million compared with $309.2 million at December 31, 1999 an increase of $14.2 million or 4.59%. At March 31, 2000, investment securities totaled $81.6 million, an increase of $6.0 million or 7.94% from $75.6 million at December 31, 1999. Net loans were $199.6 million at March 31, 2000, an increase of $2.2 million or 1.11% from $197.4 million at December 31, 1999. First quarter 2000 balance sheet growth is a result of the Company's continued efforts to increase market share through intense marketing efforts and technology based products along with seasonal growth in public deposits.

      The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. The Houston economy has historically been affected by the price of oil and gas. The Company has no extensions of credit to production or exploration companies and has not historically pursued this line of business. The Company provides financing and other banking services to companies that service the petrochemical industry. While the Company maintains a reasonably diverse commercial and consumer loan portfolio, any major downturn in the energy industry could have an adverse affect on borrowers' ability to repay loans and, therefore, could potentially affect the results of operations and the financial condition of the Company. While loan volume has increased, asset quality ratios have remained consistent with historical trends and reflect the Company's ongoing commitment to conservative lending. The allowance for credit losses as of March 31, 2000 was $2.1 million or 1.04% of outstanding loans.

      The Company's total deposits for the three months ended March 31, 2000 were $283.2 million, an increase of $14.0 million or 5.20% from $269.2 million at December 31, 1999. First quarter 2000 deposit growth was primarily attributable to internal growth from the Company's continued efforts to increase market share through intense marketing efforts and seasonally higher public fund deposits.

      Stockholders' equity increased to $26.9 million at March 31, 2000 from $26.6 million at December 31, 1999, an increase of $281,000 or 1.06%. The first quarter 2000 increase was primarily the result of net income of $756,000 less a decrease in other accumulated comprehensive income of $355,000 and dividends paid of $120,000. As of March 31, 2000, the Company's ratio of stockholders' equity to total assets was 8.31% as compared with 8.61% as of December 31, 1999.

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

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $1.3 million and $690,000 for the three months ended March 31, 2000 and 1999 respectively. The increase in net cash provided by operating activities for the three months ended March 31, 2000 compared with the same period in 1999 was primarily due to the (increase) decrease in other assets and liabilities in 2000.

      Net cash used in investing activities was $9.2 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase in net cash used in investing activities for the three months ended March 31, 2000 compared with the same period in 1999 was primarily due to activity in the Company's investment portfolio and a increase in the loan portfolio.

      Net cash provided by financing activities was $13.8 million and $13.1 million for the three months ended March 31, 2000 and 1999, respectively. The net cash used in financing activities for the three months ended March 31, 2000 compared with the same period in 1999 was primarily due to the increase in deposits in 2000.

      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve Board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of March 31, 2000 and the regulatory standards.


                                                      MINIMUM    ACTUAL  RATIO
                                                     REQUIRED    MARCH 31, 2000
                                                     --------    --------------
THE COMPANY

Leverage ratio .................................       4.00%         6.98%
Tier 1 risk-based capital ......................       4.00%         9.48%
Risk-based capital ratio .......................       8.00%        10.35%

THE BANK

Leverage ratio .................................       4.00%         6.98%
Tier 1 risk-based capital ......................       4.00%         9.47%
Risk-based capital ratio .......................       8.00%        10.35%

--------------------------------------------------

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

ITEM 5. - Other Information

      Not Applicable

ITEM 6. - Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed with this report;

      EXHIBIT
      NUMBER                        DESCRIPTION
      -------                       -----------
           27                       Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         BAY BANCSHARES, INC.



                                         By: /S/ L. D. WRIGHT
                                                 Larry D. Wright
                                                 Chief Executive Officer

                                         By: /S/ KIM E. LOVE
                                                 Kim E. Love
                                                 Controller