Form 10QSB
period 2000-06-30
BAY BANCSHARES INC
filed 2000-08-11
CIK 1046406

================================================================================

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        E SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes [X] No [ ]

As of August 9, 2000, there were 1,976,183 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

================================================================================

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements

            Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 Consolidated Statements of Earnings for the Three and Six Months ended June 30, 2000 and 1999
            Consolidated Statement of Comprehensive Income for the Three and
                  Six Months ended June 30, 2000 and 1999
            Consolidated Statements of Cash Flows for the Six Months ended
                  June 30, 2000 and 1999
            Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

ITEM 1. - Financial Statements

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                   JUNE 30,           DECEMBER 31,
                                                                                                     2000                 1999
                                                                                               ---------------      ---------------
                                                                                                  (UNAUDITED)
                          ASSETS

Cash and cash equivalents
     Cash and due from banks .............................................................     $        11,639      $        11,170
     Federal funds sold ..................................................................              12,422                2,715
                                                                                               ---------------      ---------------
        Total cash and cash equivalents ..................................................              24,061               13,885
Securities available-for-sale ............................................................              80,393               75,551
Loans, net of allowance for credit losses of $1,863 and $1,985 ...........................             202,656              197,427
Bank premises and equipment, net .........................................................               8,538                8,881
Other assets .............................................................................              14,508               13,437
                                                                                               ---------------      ---------------
        Total assets .....................................................................     $       330,156      $       309,181
                                                                                               ===============      ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Noninterest-bearing ..............................................................     $        59,923      $        56,556
        Interest-bearing deposits ........................................................             229,480              212,670
                                                                                               ---------------      ---------------
        Total deposits ...................................................................             289,403              269,226
      Borrowings .........................................................................              11,000               11,000
      Other liabilities ..................................................................               2,335                2,343
                                                                                               ---------------      ---------------
        Total liabilities ................................................................             302,738              282,569
Stockholders' equity
     Common stock ........................................................................               2,092                2,092
     Additional paid-in capital ..........................................................              17,550               17,548
     Retained earnings ...................................................................              10,961                9,660
     Accumulated other comprehensive income ..............................................              (2,089)              (1,592)
                                                                                               ---------------      ---------------
                                                                                                        28,514               27,708
Less:  Treasury stock ....................................................................              (1,096)              (1,096)
                                                                                               ---------------      ---------------
        Total stockholders' equity .......................................................              27,418               26,612
                                                                                               ---------------      ---------------
        Total liabilities and stockholders' equity .......................................     $       330,156      $       309,181
                                                                                               ===============      ===============

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                           ---------------------------   ---------------------------
                                                                               2000           1999           2000           1999
                                                                           ------------   ------------   ------------   ------------
Interest income
     Loans, including fees .............................................   $      4,526   $      3,926   $      8,852   $      7,661
     Securities ........................................................          1,319          1,141          2,522          2,159
     Federal funds sold ................................................             98            150            279            466
                                                                           ------------   ------------   ------------   ------------
     Total interest income .............................................          5,943          5,217         11,653         10,286
Interest expense
     Deposits ..........................................................          2,319          1,909          4,539          3,810
     Other .............................................................            176             57            339             99
                                                                           ------------   ------------   ------------   ------------
     Total interest expense ............................................          2,495          1,966          4,878          3,909
                                                                           ------------   ------------   ------------   ------------
        Net interest income ............................................          3,448          3,251          6,775          6,377
     Provision for credit losses .......................................            310            150            535            280
                                                                           ------------   ------------   ------------   ------------
Net interest income after provision for credit losses ..................          3,138          3,101          6,240          6,097
Noninterest income
     Service charges ...................................................            577            564          1,151          1,146
     Other .............................................................            414            388            882            696
                                                                           ------------   ------------   ------------   ------------
        Total noninterest income .......................................            991            952          2,033          1,842
Noninterest expense
     Salaries and employee benefits ....................................          1,534          1,558          3,097          3,138
     Occupancy expense, net ............................................            460            462            936            926
     Other noninterest expense .........................................            965            967          1,936          1,941
                                                                           ------------   ------------   ------------   ------------
     Total noninterest expense .........................................          2,959          2,987          5,969          6,005
                                                                           ------------   ------------   ------------   ------------
Earnings before federal income taxes ...................................          1,170          1,066          2,304          1,934
     Provision for income taxes ........................................            386            368            764            662
                                                                           ------------   ------------   ------------   ------------
        Net earnings ...................................................   $        784   $        698   $      1,540   $      1,272
                                                                           ============   ============   ============   ============


        Net earnings per share (basic) .................................   $       0.39   $       0.35   $       0.77   $       0.64
        Net earnings per share (diluted) ...............................           0.38           0.34           0.74           0.62

  (See accompanying notes to interim consolidated financial statements)

                       BAY BANCSHARES, INC. AND SUBSIDIARIES
                         STATEMENT OF COMPREHENSIVE INCOME
                              (Dollars in thousands)
                                    (Unaudited)

                                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                    ----------------------------    ----------------------------
                                                                        2000            1999            2000            1999
                                                                    ------------    ------------    ------------    ------------
Net earnings ....................................................   $        784    $        698    $      1,540    $      1,272
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:

     Unrealized holding gains (losses) arising during period ....           (142)         (1,171)           (497)         (1,426)
     Less:  reclassification adjustment for gains included
         in net earnings ........................................           --              --              --               (32)
                                                                    ------------    ------------    ------------    ------------

                                                                            (142)         (1,171)           (497)         (1,458)
                                                                    ------------    ------------    ------------    ------------
Comprehensive income ............................................   $        642    $       (473)   $      1,043    $       (186)
                                                                    ============    ============    ============    ============

      (See accompanying notes to interim consolidated financial statements)

                    BAY BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                ----------------------------------
                                                                                                     2000               1999
                                                                                                ---------------    ---------------
Cash flows from operating activities:
               Net earnings .................................................................   $         1,540    $         1,272
               Adjustments to reconcile net earnings to
                  net cash provided by operating activities:
                    Provision for credit losses .............................................               535                280
                    Depreciation and amortization ...........................................               679                753
                    Gain on sale of bank premises and equipment .............................              --                 --
                    Gain on sale of available-for-sale securities ...........................              --                  (49)
                    Amortization of premiums, net of (accretion) and discounts
                         on securities ......................................................                16                 89
                    Effect of phantom stock plan ............................................              --                   32
                    Decrease in other assets ................................................            (1,042)            (1,627)
                    Increase (decrease) in other liabilities ................................               375                607
                                                                                                ---------------    ---------------

                         Net cash provided by operating activities ..........................             2,103              1,357

Cash flows from investing activities:
               Proceeds from sale of available-for-sale securities ..........................              --                3,393
               Proceeds from principal repayments, maturities, and calls of
                    available-for-sale securities ...........................................             4,712             10,387
               Purchases of available-for-sale securities ...................................           (10,450)           (24,888)
               Net increase in loans ........................................................            (5,990)           (14,274)
               Purchases of bank premises and equipment .....................................              (139)              (381)
                                                                                                ---------------    ---------------

                         Net cash used by investing activities ..............................           (11,867)           (25,763)

Cash flows from financing activities:
               Proceeds from borrowing ......................................................              --                6,000
               Proceeds from the issuance of stock ..........................................                 2               --
               Purchase of treasury stock ...................................................              --                 (423)
               Net increase in deposits .....................................................            20,177              9,051
               Dividends paid ...............................................................              (239)              (239)
                                                                                                ---------------    ---------------

                         Net cash provided by financing activities ..........................            19,940             14,389

                         Net increase (decrease) in cash and cash equivalents ...............            10,176            (10,017)

Cash and cash equivalents at beginning of period ............................................            13,885             25,456
                                                                                                ---------------    ---------------

Cash and cash equivalents at end of period ..................................................   $        24,061    $        15,439
                                                                                                ===============    ===============

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)  EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share was computed based on the following:

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30,                       JUNE 30,
                                                                           ---------------------------   ---------------------------
                                                                               2000           1999           2000           1999
                                                                           ------------   ------------   ------------   ------------
                                                                                   (UNAUDITED)                   (UNAUDITED)
Net earnings available to common shareholders ..........................   $        784   $        698   $      1,540   $      1,272

Basic weighted average shares outstanding ..............................          1,991          1,992          1,991          1,998
Diluted weighed average shares outstanding .............................          2,086          2,074          2,084          2,080

Basic earnings per common share ........................................   $       0.39   $       0.35   $       0.77   $       0.64
Diluted earnings per common share ......................................   $       0.38   $       0.34   $       0.74   $       0.62

(3)  COMPREHENSIVE INCOME

      Comprehensive income includes net earnings plus unrealized gain or loss on securities.

      The tax effects of comprehensive income are as follows:

                                                         THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                            JUNE 30, 2000                             JUNE 30, 1999
                                              -----------------------------------------  -----------------------------------------
                                                             (UNAUDITED)                                  (UNAUDITED)
                                                                 TAX                                         TAX
                                              BEFORE TAX       EXPENSE        NET OF      BEFORE TAX        EXPENSE       NET OF
                                                AMOUNT        (BENEFIT)     TAX AMOUNT      AMOUNT         (BENEFIT)    TAX AMOUNT
                                             ------------    ------------  ------------  ------------    ------------  ------------
Unrealized gains(losses) on securities:
    Unrealized holding gains (losses)
      arising during period ................ $       (215)   $         73  $       (142) $     (1,569)   $        398  $     (1,171)
    Less: reclassification adjustments
      for gains included in net earnings ...         --              --            --            --              --            --
                                             ------------    ------------  ------------  ------------    ------------  ------------
Comprehensive income ....................... $       (215)   $         73  $       (142)       (1,569)   $        398  $     (1,171)
                                             ============    ============  ============  ============    ============  ============

                                                        SIX MONTHS ENDED                            SIX MONTHS ENDED
                                                          JUNE 30, 2000                              JUNE 30, 1999
                                            ------------------------------------------  ------------------------------------------
                                                           (UNAUDITED)                                  (UNAUDITED)
                                                               TAX                                          TAX
                                            BEFORE TAX       EXPENSE         NET OF      BEFORE TAX       EXPENSE         NET OF
                                              AMOUNT        (BENEFIT)      TAX AMOUNT      AMOUNT        (BENEFIT)      TAX AMOUNT
                                           ------------    ------------   ------------  ------------    ------------   ------------
Unrealized gains(losses) on securities:
    Unrealized holding gains (losses)
      arising during period .............. $       (753)   $        256   $       (497) $     (1,911)   $        485   $     (1,426)
    Less: reclassification adjustments
      for gains included in net earnings .                                                       (49)             17            (32)
                                           ------------    ------------   ------------  ------------    ------------   ------------
Comprehensive income ..................... $       (753)   $        256   $       (497) $     (1,960)   $        502   $     (1,458)
                                           ============    ============   ============  ============    ============   ============

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

      The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (1) the effects of future acquisitions, if any; (2) the concentration of indirect automobile dealer paper in the loan portfolio; (3) the effects of future economic conditions on the Company and its customers; (4) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (5) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (6) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual fund and other financial institutions operation in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet; and (7) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Bay Bancshares, Inc. (the "Company") was incorporated as a business corporation in 1982 under the laws of the State of Texas to be a multi-bank holding company for Bayshore National Bank (the "Bank"). The Company currently serves its market areas from its headquarters in La Porte and ten full-service banking office locations in La Porte, Liberty, Cleveland, Seabrook, Pasadena, Baytown, Deer Park and Mont Belvieu, Texas. Additionally, the Company operates three Loan Production Offices ("LPOs") in the Houston area and an Internet banking site WWW.BANKBNB.COM.

      Net income for the three months ended June 30, 2000 was $784,000 compared with $698,000 for the three months ended June 30, 1999, an increase of $86,000 or 12.32%. Per share (basic) earnings increased $0.04 to $0.39 for the three months ended June 30, 2000 from $0.35 for the same period ended June 30 , 1999. Per share (diluted) earnings increased $0.04 to $0.38 for the three months ended June 30, 2000 from $0.34 for the same period ended June 30, 1999. Net income for the six months ended June 30, 2000 was $1.5 million compared with $1.3 million for the six months ended June 30, 1999, an increase of

$268,000 or 21.07%. Per share (basic) earnings increased $0.13 to $0.77 for the six months ended June 30, 2000 from $0.64 for the same period ended June 30, 1999. Per share (diluted) earnings increased $0.12 to $0.74 for the six months ended June 30, 2000 from $0.62 for the same period ended June 30, 1999.

      On February 2, 1999 the Company announced that the Board of Directors approved the repurchase of up to $1.0 million of Company Common Stock (the "Plan"). As of August 9, 2000 the Company, using excess funds, repurchased 39,600 shares of Common Stock in the open market in nine separate trades at a total cost of $556,000. Additionally, on July 25, 2000 the Company's Board of Directors approved $500,000 for the repurchase of Company Common Stock bringing the amount to be repurchased by the Plan to $1.5 million. As of August 9, 2000 there were 1,976,183 shares of Common Stock outstanding.

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

      Net interest income for the six months ended June 30, 2000 was $6.8 million compared with $6.4 million for the six months ended June 30, 1999, an increase of $398,000 or 6.24% and an increase of $197,000 or 6.06% to $3.4 million in the second quarter of 2000 as compared with $3.3 million for the same period in 1999. Net interest income increased primarily as a result of increased loan volume generated through the Company's market growth strategies and an overall volume increase in earning assets. Average gross loans increased $25.7 million or 14.69% to $200.7 million for the six months ended June 30, 2000 from $175.0 million for the six months ended June 30, 1999.

      Net interest income was affected by a increase in the cost of average interest-bearing liabilities to 4.25% on June 30, 2000 from 3.76% for the six months ended June 30, 1999. Average interest-earning assets increased from 89.09% of total average assets at June 30, 1999 to 89.64% of total average assets at June 30, 2000. Average interest-earning assets increased to $287.8 million for the six months ended June 30, 2000 from $267.5 million for the six months ended June 30, 1999, an increase of $20.3 million or 7.59%. Average interest-bearing liabilities increased to $229.6 million for the six months ended June 30, 2000 from $208.1 million for the six months ended June 30, 1999, an increase of $21.5 million or 10.33%. The Company's net interest margin has remained stable in a competitive and changing rate environment and as a result, the Company's net interest margin decreased only six basis points from 4.77% to 4.71%.

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

                                                                             SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------------
                                                                  2000                                       1999
                                                ----------------------------------------  -----------------------------------------
                                                  AVERAGE       INTEREST      AVERAGE        AVERAGE       INTEREST      AVERAGE
                                                OUTSTANDING      EARNED/       YIELD/      OUTSTANDING      EARNED/       YIELD/
                                                  BALANCE         PAID          RATE         BALANCE         PAID          RATE
                                                ------------  ------------  ------------  ------------   ------------  ------------
Assets
Interest-earning assets:

    Loans ...................................   $    200,714  $      8,852          8.82% $    174,988   $      7,661          8.76%
    Securities ..............................         78,405         2,522          6.43%       74,162          2,159          5.82%
    Federal funds sold and other temporary
        investments .........................          8,666           279          6.44%       18,361            466          5.08%
                                                ------------  ------------  ------------  ------------   ------------  ------------
        Total interest-earning assets .......        287,785        11,653          8.10%      267,511         10,286          7.69%
                                                ------------  ------------  ------------  ------------   ------------  ------------
    Less allowance for credit losses ........         (2,086)                                   (1,967)
                                                ------------                              ------------
    Total interest-earning assets, net of
        allowance ...........................        285,699                                   265,544
    Nonearning assets .......................         35,362                                    34,717
                                                ------------                              ------------
        Total assets ........................   $    321,061                              $    300,261
                                                ============                              ============

Liabilities and stockholders' equity
  Interest-bearing liabilities:
    Interest-bearing demand deposits ........   $     33,019  $        171          1.04% $     32,023   $        168          1.05%
    Public fund deposits ....................          5,648           131          4.64%        9,109            190          4.17%
    Savings and money market accounts .......         55,364           913          3.30%       65,799          1,011          3.07%
    Certificates of deposit .................        124,453         3,324          5.34%       97,650          2,441          5.00%
    Federal funds purchased, FHLB line of
        credit and other borrowings .........         11,084           339          6.12%        3,533             99          5.60%
                                                ------------  ------------  ------------  ------------   ------------  ------------
        Total interest-bearing liabilities ..        229,568         4,878          4.25%      208,114          3,909          3.76%
                                                ------------  ------------  ------------  ------------   ------------  ------------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits .....         62,613                                    64,027
    Other liabilities .......................          2,119                                     1,860
                                                ------------                              ------------
        Total liabilities ...................        294,300                                   274,001
                                                ------------                              ------------
Stockholders' equity ........................         26,761                                    26,260
                                                ------------                              ------------
        Total liabilities and stockholders'
            equity ..........................   $    321,061                              $    300,261
                                                ============                              ============
    Net interest income .....................                 $      6,775                               $      6,377
                                                              ============                               ============
    Net interest spread .....................                                       3.85%                                      3.93%
                                                                            ============                               ============
    Net interest margin .....................                                       4.71%                                      4.77%
                                                                            ============                               ============

Provision for Credit Losses

      Provisions for credit losses are charged to income in order to bring the Company's allowance for credit losses to a level deemed appropriate by Management based on the factors discussed under "-Financial Condition." The provision for Credit Losses increased to $535,000 for the six months ended June 30, 2000 from $280,000 for the same time period in 1999, an increase of $255,000 or 91.07%. The increase in the provision coincides with the overall increase in loan volume and Management's analysis of the allowance for credit losses.

Noninterest Income

      The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the six months ended June 30, 2000 was $2.0 million compared with $1.8 million for the six months ended June 30, 1999, an increase of $191,000 or 10.37%, and an increase of $39,000 or 4.10% to $991,000 in the second quarter of 2000 as compared with $952,000 during second quarter of 1999. Service charges on deposit accounts in the second quarter increased primarily due to the increased deposit volume. The Small Business Administration ("SBA") gain component of noninterest income increased $45,000 during the second quarter 2000 to $69,000 from $24,000 for the same period in 1999. Even though the funding and subsequent sale of SBA loans varies from quarter to quarter, the SBA pipeline remains strong for 2000. Contributing to other noninterest income was another strong quarter in income generated from the Company's broad network of ATM's.

      The following table presents for the periods indicated the major categories of noninterest income:

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                      ------------------- -------------------
                                        2000      1999      2000      1999
                                      --------- --------- --------- ---------
Service charges on deposit accounts   $     577 $     564 $   1,151 $   1,146
Gain on sale of SBA loans                    69        24       150        62
ATM fee income                              134       109       257       200
Alternative investments                      62        70        92        99
Other noninterest income                    149       185       383       335
                                      --------- --------- --------- ---------
     Total noninterest income         $     991 $     952 $   2,033 $   1,842
                                      ========= ========= ========= =========

Noninterest Expense

      In the six month period ended June 30, 2000, noninterest expense decreased $36,000 or 0.60% to $6.0 million from $6.0 million for the period ended June 30,1999 and a decrease of $28,000 or 0.94% in the second quarter of 2000 as compared with the second quarter of 1999. Employee compensation and benefit expense for the six months ended June 30, 2000 was $3.1 million, a decrease of $41,000 or 1.31% from $3.1 million in the same period of 1999 and a decrease of $24,000 or 1.54% in the second quarter of 2000 as compared with the second quarter of 1999. Non staff expense for the six months ended June 30, 2000 was $2.9 million, an increase of $5,000 or 0.17% from $2.9 million in the same period of 1999 and a decrease $4,000 or 0.28% to $1.4 million in the second quarter of 2000 as compared with $1.4 million during the second quarter of 1999. Non staff expenses remained flat due the Company's commitment to growth while controlling costs. The Company continues to control costs and as a result, the efficiency ratio decreased to 64.43% from 68.71% during the second quarter 2000 compared with the same period in 1999.

      The following table presents for the periods indicted the major categories of noninterest expense:

                                          Three Months
                                             Ended          Six months Ended
                                            June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------

Employee compensation and benefits     $   1,534 $   1,558 $   3,097 $   3,138
Non-staff expense:

     Net bank premises expense               218       202       439       412
     Equipment rentals, depreciation
       and maintenance                       242       260       497       514
     Data processing                          68        78       133       157
     Professional fees                       126       130       212       243
     Regulatory assessments/FDIC
       insurance                              34        31        66        62
     Ad valorem and franchise taxes           72        72       139       144
     Other                                   665       656     1,386     1,335
                                       --------- --------- --------- ---------
        Total non-staff expenses           1,425     1,429     2,872     2,867
                                       --------- --------- --------- ---------
        Total noninterest expense      $   2,959 $   2,987 $   5,969 $   6,005
                                       ========= ========= ========= =========

Financial Condition

      Total assets as of June 30, 2000 were $330.2 million compared with $309.2 million at December 31, 1999 an increase of $21.0 million or 6.79%. At June 30, 2000, investment securities totaled $80.4 million, an increase of $4.8 million or 6.35% from $75.6 at December 31, 1999. Gross loans were $204.5 million at June 30, 2000, an increase of $5.1 million or 2.56% from $199.4 million at December 31, 1999.

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

      While loan volume has increased, the allowance for credit losses decreased during the second quarter 2000 due to the charge off of two selected credits. While Management had specifically reserved for these credits, they will continue to actively pursue recoveries. The Company increased the provision for credit losses $160,000 or 107% which included an additional provision of $85,000 during the second quarter 2000 compared with the same period during 1999. As loan volume continues to grow, Management remains committed to increase the allowance for credit losses to mirror such growth. Stringent loan review procedures remain in place for the Company and Management is confident that the allowance for credit losses is adequate to cover losses inherent in the loan portfolio. Non performing assets increased during the second quarter 2000 due to the addition of one other real estate ("ORE") property which is under contract for sale during the third quarter 2000. Through the sale of this and other ORE properties under contract, along with the resolution of a non accrual loan, Management expects non performing assets to reduce 70% during the third quarter 2000.

      The Company's total deposits for the six months ended June 30, 2000 were $289.4 million, an increase of $20.2 million or 7.50% from $269.2 million at December 31, 1999.

      Stockholders' equity increased to $27.4 million at June 30, 2000 from $26.6 million at June 30, 1999, an increase of $806,000 or 3.03%. Excluding the SFAS 115 adjustment, stockholder's equity increased to 29.5 million at June 30, 2000, an increase of $1.3 million or 4.62% compared to 28.2 million at December 31, 1999. As of June 30, 2000 the Company's ratio of stockholders' equity to total assets was 8.30% as compared with 8.60% as of December 31, 1999.

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

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $2.1 million and $1.4 million for the six months ended June 30, 2000 and 1999 respectively.

      Net cash used by investing activities was $11.9 million and $25.8 million for the six months ended June 30, 2000 and 1999, respectively. The net cash used by investing activities for the six months ended June 30, 2000 compared with the same period in 1999 was primarily due to the increase in loans during 1999.

      Net cash provided by financing activities was $19.9 million and $14.4 million for the six months ended June 30, 2000 and 1999, respectively. The net cash provided by (used in) financing activities for the six months ended June 30, 2000 compared with the same period in 1999 was primarily due to the proceeds from an increase in deposits.

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

      The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of June 30, 2000 and the regulatory standards.


                                    MINIMUM      ACTUAL RATIO
                                   REQUIRED     JUNE 30, 2000
                                   --------------------------
THE COMPANY
-----------
Leverage ratio                        3.00%         7.07%
Tier 1 risk-based capital             4.00%         9.46%
Risk-based capital ratio              8.00%        10.23%

THE BANK
--------
Leverage ratio                        3.00%         7.02%
Tier 1 risk-based capital             4.00%         9.48%
Risk-based capital ratio              8.00%        10.26%



PART II - Other Information

ITEM 1. - Legal Proceedings

      Not Applicable

ITEM 2. - Changes in Securities and Use of Proceeds

      Not Applicable

ITEM 3. - Defaults Upon Senior Securities

      Not Applicable

ITEM 4. - Submission of Matters to a Vote of Security Holders

      On May 17, 2000, the Company's Annual Meeting of Shareholders was held to consider and act upon the following items:

      1. The election of four persons to serve as Class III directors to serve on the Board of Directors of the Company until the Company's 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The election of one director of Class I and one director of Class II to serve on the Board of Directors until the Company's 2001 and 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The vote for each nominee was as follows:

NOMINEE                   CLASS     FOR         WITHHELD    BROKER NON-VOTE
-------                   -----     ---         --------    ---------------
Eddie V. Gray              III      1,658,642   3,225       -
Doug Latimer               III      1,658,642   3,225       -
Lester A. Marks            II       1,658,642   3,225       -
William L.H. Morgan, Jr.   I        1,658,642   3,225       -
Lindsay R. Pfeiffer        III      1,658,642   3,225       -
Henry C. Robson, Jr.       III      1,658,642   3,225       -


      1. The appointment of Grant Thornton LLP as the independent auditors of the financial statements of the Company for the fiscal year ended December 31, 2000. The vote for each was as follows:

FOR               AGAINST           ABSTAIN           BROKER NON-VOTE
---               -------           -------           ---------------
1,661,351         266               250               -

      The other directors whose term of office continues after the meeting are Knox W. Askins, Albert D. Fields, Kim E. Love, Ruede M. Wheeler and L.D. Wright.

ITEM 5. - Other Information

      Not Applicable

ITEM 6. - Exhibits and Reports on Form 8-K

      (a)   The following exhibits are filed with this report;

      EXHIBIT
      NUMBER                        DESCRIPTION
      -------                       -----------
        27                          Financial Data Schedule

      (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    BAY BANCSHARES, INC.



                                    By: /s/ L.D. WRIGHT
                                        ----------------------------------------
                                        Larry D. Wright
                                        Chief Executive Officer

                                    By: /s/ KIM LOVE
                                        ----------------------------------------
                                        Kim Love
                                        Controller