Form 10QSB
period 2000-09-30
BAY BANCSHARES INC
filed 2000-11-13
CIK 1046406

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 8, 2000, there were 1,971,783 shares of the registrant's Common Stock, par value $1.00 per share outstanding.

================================================================================

                           BAY BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements
            Consolidated Balance Sheets as of September 30, 2000 and December
                  31, 1999
            Consolidated Statements of Earnings for Nine Months ended
                  September 30, 2000 and 1999
            Consolidated Statements of Comprehensive Income for the Nine Months
                  ended September 30, 2000 and 1999
            Consolidated Statements of Cash Flows for the Nine Months ended
                  September 30, 2000 and 1999
            Notes to Interim Consolidated Financial Statements
ITEM 2. - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
ITEM 1. - Legal Proceedings
ITEM 2. - Changes in Securities and Use of Proceeds
ITEM 3. - Defaults Upon Senior Securities
ITEM 4. - Submission of Matters to a Vote of Security Holders
ITEM 5. - Other Information
ITEM 6. - Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                                    2000                 1999
                                                                                               ---------------      ---------------
                                                                                                 (UNAUDITED)
                         ASSETS
Cash and cash equivalents
     Cash and due from banks .............................................................     $        10,719      $        11,170
     Federal funds sold ..................................................................              13,373                2,715
                                                                                               ---------------      ---------------
        Total cash and cash equivalents ..................................................              24,092
                                                                                                                             13,885

Securities available-for-sale ............................................................              82,269               75,551

Loans, net of allowance for credit losses of $2,095 ......................................             207,333              197,427
     and $1,985
Bank premises and equipment, net .........................................................               8,405                8,881
Other assets .............................................................................              12,624               13,437
                                                                                               ---------------      ---------------
        Total assets .....................................................................     $       332,723      $       309,181
                                                                                               ===============      ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits
        Noninterest-bearing ..............................................................     $        60,063      $        56,556
        Interest-bearing deposits ........................................................             230,543              212,670
                                                                                               ---------------      ---------------
        Total deposits ...................................................................             290,606              269,226

     Borrowings ..........................................................................              11,000              11,0000
     Other liabilities ...................................................................               2,492                2,343
                                                                                               ---------------      ---------------
        Total liabilities ................................................................             304,098              282,569
Stockholders' equity
     Common stock ........................................................................               2,093                2,092
     Additional paid-in capital ..........................................................              17,554               17,548
     Retained earnings ...................................................................              11,739                9,660

     Accumulated other comprehensive loss ................................................              (1,358)              (1,592)
                                                                                               ---------------      ---------------
                                                                                                        30,028               27,708
Less:  Treasury stock ....................................................................              (1,403)              (1,096)
        Total stockholders' equity .......................................................              28,625               26,612
                                                                                               ---------------      ---------------
        Total liabilities and stockholders' equity .......................................     $       332,723      $       309,181
                                                                                               ===============      ===============

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           ---------------------------   ---------------------------
                                                                               2000           1999           2000           1999
                                                                           ------------   ------------   ------------   ------------
Interest income

     Loans, including fees .............................................   $      4,787   $      4,147   $     13,639   $     11,808

     Securities ........................................................          1,271          1,188          3,793          3,347

     Federal funds sold ................................................            244             41            523            507
                                                                           ------------   ------------   ------------   ------------
     Total interest income .............................................          6,302          5,376         17,955         15,662
Interest expense

     Deposits ..........................................................          2,634          1,986          7,173          5,796

     Other .............................................................            193            127            532            226
                                                                           ------------   ------------   ------------   ------------

     Total interest expense ............................................          2,827          2,113          7,705          6,022
                                                                           ------------   ------------   ------------   ------------
        Net interest income ............................................          3,475          3,263         10,250          9,640

     Provision for credit losses .......................................            329            150            864            430
                                                                           ------------   ------------   ------------   ------------
Net interest income after provision for credit losses ..................          3,146          3,113          9,386          9,210
Noninterest income

     Service charges ...................................................            730            612          1,881          1,758

     Other .............................................................            401            336          1,283          1,032
                                                                           ------------   ------------   ------------   ------------
        Total noninterest income .......................................          1,131            948          3,164          2,790
Noninterest expense

     Salaries and employee benefits ....................................          1,555          1,560          4,652          4,698

     Occupancy expense, net ............................................            473            465          1,408          1,391

     Other noninterest expense .........................................            971            950          2,908          2,891
                                                                           ------------   ------------   ------------   ------------

     Total noninterest expense .........................................          2,999          2,975          8,968          8,980
                                                                           ------------   ------------   ------------   ------------
Earnings before income taxes ...........................................          1,278          1,086          3,582          3,020

     Provision for income taxes ........................................            381            366          1,145          1,028
                                                                           ------------   ------------   ------------   ------------
        Net earnings ...................................................   $        897   $        720   $      2,437   $      1,992
                                                                           ============   ============   ============   ============


        Net earnings per share (basic) .................................   $       0.45   $       0.36   $       1.23   $       1.00
        Net earnings per share (diluted) ...............................           0.43           0.35           1.17           0.97

      (See accompanying notes to interim consolidated financial statements)

                       BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
Net earnings ......................................................... $        897    $        720    $      2,437    $      1,992
Other comprehensive income, net of tax:

Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period .........          731            (108)            234          (1,550)
     Less:  reclassification adjustment for gains (losses)
       included in net earnings ......................................         --                 5            --               (28)
                                                                       ------------    ------------    ------------    ------------

                                                                                731            (103)            234          (1,578)
                                                                       ------------    ------------    ------------    ------------
Comprehensive income ................................................. $      1,628    $        617    $      2,671    $        414
                                                                       ============    ============    ============    ============

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                 ----------------------------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
Cash flows from operating activities:
                Net earnings .................................................................   $         2,437              1,992

                Adjustments to reconcile net earnings to net cash provided by operating activities:

                     Provision for credit losses .............................................               864                430

                     Depreciation ............................................................               717                896

                     Gain on sale of available-for-sale securities ...........................              --                  (42)

                     Amortization of premiums, net of accretion and discounts
                         on securities .......................................................                37                 87

                     Effect of phantom stock plan ............................................              --                   48

                     Decrease (increase) in other assets .....................................               290               (877)

                     Increase in other liabilities ...........................................                28                881
                                                                                                 ---------------    ---------------


                         Net cash provided by operating activities ...........................             4,373              3,415

Cash flows from investing activities:

                Proceeds from sale of available-for-sale securities ..........................              --                7,943

                Proceeds from principal repayments, maturities, and calls of
                     available-for-sale securities ...........................................             7,051             10,479

                Purchases of available-for-sale securities ...................................           (11,451)           (30,012)

                Net increase in loans ........................................................           (10,247)           (24,602)

                Purchases of bank premises and equipment .....................................              (241)            (1,017)
                                                                                                 ---------------    ---------------


                         Net cash used in investing activities ...............................           (14,888)           (37,209)

Cash flows from financing activities:

                Sale of common stock .........................................................                 7                  5

                Purchase of treasury stock ...................................................              (307)              (374)

                Net increase in deposits .....................................................            21,380             12,666

                Advance from Federal Home Loan Bank ..........................................              --                8,000

                Dividends paid ...............................................................              (358)              (358)
                                                                                                 ---------------    ---------------


                         Net cash provided  by financing activities ..........................            20,722             19,939


                         Net increase (decrease) in cash and cash equivalents ................            10,207            (13,855)

Cash and cash equivalents at beginning of period .............................................            13,885             25,456
                                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period ...................................................   $        24,092    $        11,601
                                                                                                 ===============    ===============

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)  EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share was computed based on the following:

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       -------------------------------------  -------------------------------------
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                             2000                1999               2000                1999
                                                       -----------------   -----------------  -----------------   -----------------
                                                                   (UNAUDITED)                            (UNAUDITED)

Net earnings available to common shareholders                $      897          $      720        $     2,437         $     1,992

Basic weighted average shares outstanding                         1,979               1,991              1,987               1,991
Diluted weighed average shares outstanding                        2,074               2,050              2,084               2,050

Basic earnings per common share                              $     0.45          $     0.36         $     1.23          $     1.00
Diluted earnings per common share                            $     0.43          $     0.35         $     1.17          $     0.97

(3)  COMPREHENSIVE INCOME

      Comprehensive income includes net earnings plus unrealized gain or loss on securities.

      The tax effects of other comprehensive income are as follows:

                                                          THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                          SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                               ----------------------------------------- -------------------------------------------
                                                              (UNAUDITED)                               (UNAUDITED)

                                               BEFORE TAX         TAX          NET OF     BEFORE TAX        TAX           NET OF
                                                 AMOUNT         EXPENSE      TAX AMOUNT     AMOUNT        EXPENSE       TAX AMOUNT
                                               ------------   ------------   ----------- -------------  -------------  -------------
Unrealized gains on securities:
    Unrealized holding (losses) gains arising
      during period                              $   1,108      $    (377)       $   731   $    (145)       $     37      $   (108)
    Less:  reclassification adjustments for
      (losses)  gains included in net earnings          -              -              -            8              (3)            5
                                               ------------   ------------   ----------- -------------  -------------  -------------
Other comprehensive income                        $   1,108      $    (377)       $   731   $    (137)       $     34      $   (103)
                                               ============   ============   =========== =============  =============  =============

                                                           NINE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000                         SEPTEMBER 30, 1999
                                               ----------------------------------------- -------------------------------------------
                                                              (UNAUDITED)                               (UNAUDITED)
                                                                  TAX                                       TAX
                                               BEFORE TAX      (EXPENSE)       NET OF     BEFORE TAX     (EXPENSE)        NET OF
                                                 AMOUNT         BENEFIT      TAX AMOUNT     AMOUNT        BENEFIT       TAX AMOUNT
                                               ------------   ------------   ----------- -------------  -------------  -------------
Unrealized gains on securities:
    Unrealized holding gains (losses) arising
      during period                               $    355      $   (121)       $    234     $(2,077)       $    527       $(1,550)
    Less:  reclassification adjustments for
       (losses) gains included in net earnings          -              -              -          (42)             14           (28)
                                               ------------   ------------   ----------- -------------  -------------  -------------
Other comprehensive income                        $    355      $    (121)      $    234     $(2,119)       $    541        (1,578)
                                               ============   ============   =========== =============  =============  =============

ITEM 2. -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      Net earnings for the nine months ended September 30, 2000 was $2.4 million compared with $2.0 million for the nine months ended September 30, 1999, an increase of $445,000 or 22.34%. Per share (basic) earnings increased $0.23 to $1.23 for the nine months ended September 30, 2000 compared to $1.00 for the same period ended September 30, 1999. Per share (diluted) earnings increased $0.20 to $1.17 for the nine months ended September 30, 2000 from $0.97 for the same period ended September 30, 1999. Net earnings for the third quarter 2000 was $897,000, an increase of $177,000 or 24.58% compared with $720,000 for the same period in 1999. Per share (basic) earnings increased $0.09 to $0.45 for the third quarter 2000 from $0.36 for the same period in 1999. Per share (diluted) earnings increased $0.08 to $0.43 for the third quarter 2000 from $0.35 for the same period in 1999.

      On February 2, 1999 the Company announced that the Board of Directors approved the repurchase of up to $1.0 million of Company Common Stock (the "Plan"). Additionally, on July 25, 2000 the Company's Board of Directors approved $500,000 for the repurchase of Company Common Stock bringing the amount to be repurchased by the Plan to $1.5 million. As of November 8, 2000 the Plan, using excess funds, has repurchased 44,600 shares of Common Stock in the open market in eleven separate trades at a total cost of $865,000. As of November 8, 2000 there were 1,971,783 shares of Common Stock outstanding.

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

      Net interest income for the nine months ended September 30, 2000 was $10.3 million compared with $9.6 million for the nine months ended September 30, 1999, an increase of $610,000 or 6.33% and an increase of $212,000 or 6.50% in the third quarter 2000 as compared with the third quarter 1999. Average interest-earning assets increased from 88.36% of total average assets at September 30, 1999 to 89.95% of total average assets at September 30, 2000. Average interest-earning assets for the nine months ended September 30, 2000 compared to the same period in 1999 increased primarily due to the Company's internally generated loan growth. Average gross loans increased to $202.5 million for the nine months ended September 30, 2000 from $179.8 million for the nine months ended September 30, 1999, an increase of $22.7 million or 12.63%.

      Net interest income was improved by an increase in average loans and an increase in the rate of interest-earning assets from 7.79% in September 30, 1999 to 8.20% for the nine months ended September 30, 2000. Average interest-bearing liabilities increased to $233.3 million for the nine months ended September 30, 2000 from $209.1 million for the nine months ended September 30, 1999, an increase of $24.2 million or 11.57%.

      The Company posted net interest margins of 4.68% and 4.79% and net interest spreads of 3.80% and 3.95% for the periods ended September 30, 2000 and September 30, 1999, respectively. The decrease in net interest margin for the nine months ended 1999 compared to the same period during 2000 reflects a 41 basis point increase in the yield on average interest-earning assets and a 56 basis point increase in the cost of interest-bearing liabilities.

      The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances.

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------------------
                                                          2000                                      1999

                                         ---------------------------------------    --------------------------------------
                                           AVERAGE       INTEREST     AVERAGE         AVERAGE       INTEREST     AVERAGE
                                         OUTSTANDING      EARNED/      YIELD/       OUTSTANDING     EARNED/      YIELD/
                                           BALANCE         PAID         RATE          BALANCE         PAID        RATE
                                         -------------   ----------  -----------    -------------  -----------  ----------
Assets

Interest-earning assets:

    Loans                                   $ 202,485     $ 13,639        8.98%        $ 179,803     $ 11,808       8.76%

    Securities                                 78,941        3,793        6.41%           75,369        3,347       5.92%

    Federal funds sold and other
        temporary Investments                  10,362          523        6.73%           12,982          507       5.21%
                                         -------------   ----------  -----------    -------------  -----------  ----------

        Total interest-earning assets         291,788       17,955        8.20%          268,154       15,662       7.79%
                                         -------------   ----------  -----------    -------------  -----------  ----------
    Less allowance for credit losses
                                               (2,039)                                    (1,998)
                                         -------------                              -------------
    Total interest-earning assets,
        net of Allowance                      289,749                                    266,156

    Nonearning assets                          34,629                                     33,924
                                         -------------                              -------------
        Total assets                        $ 324,378                                  $ 300,080
                                         =============                              =============

Liabilities and stockholders' equity

  Interest-bearing liabilities:

    Interest-bearing demand deposits        $  33,299     $    260        1.04%        $  31,767       $  251       1.05%

    Public fund deposits                        4,492          124        3.68%            7,484          226       4.03%

    Savings and money market accounts          55,139        1,392        3.37%           63,248        1,477       3.11%

    Certificates of deposit                   129,391        5,397        5.56%          101,168        3,842       5.06%

    Federal funds purchased, FHLB
        line of credit and other
        borrowings                             11,000          532        6.45%            5,481          226       5.50%
                                         -------------   ----------  -----------    -------------  -----------  ----------
        Total interest-bearing
          liabilities                         233,321        7,705        4.40%          209,148        6,022       3.84%
                                         -------------   ----------  -----------    -------------  -----------  ----------
Noninterest-bearing liabilities:

    Noninterest-bearing demand deposits        61,796                                     63,031

    Other liabilities                           2,138                                      1,723
                                         -------------                              -------------

        Total liabilities                     297,255                                    273,902
                                         -------------                              -------------

Stockholders' equity                           27,123                                     26,178
                                         -------------                              -------------
        Total liabilities and
          stockholders' Equity              $ 324,378                                  $ 300,080
                                         =============                              =============
    Net interest income                                  $  10,250                                    $ 9,640
                                                         =========                                 ==========
    Net interest spread
                                                                          3.80%                                    3.95%
                                                                     ==========                                 =========
    Net interest margin
                                                                          4.68%                                    4.79%
                                                                     ==========                                 =========

Provision for Credit Losses

      Provisions for credit losses are charged to income in order to bring the Company's allowance for credit losses to a level deemed appropriate by Management based on the factors discussed under "-Financial Condition." The provision for Credit Losses increased to $864,000 for the nine months ended September 30, 2000 from $430,000 for the same time period in 1999, an increase of $434,000 or 100.01%. The increase in the provision reflects with the overall increase in loan volume and Management's analysis of the allowance for credit losses.

Noninterest Income

      Noninterest income is an important source of revenue for financial institutions. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the nine months ended September 30, 2000 was $3.2 million compared with $2.8 million for the nine months ended September 30, 1999, an increase of $374,000 or 13.41%. Noninterest income for the three months ended September 30, 2000 was $1.1 million compared with $948,000 for the three months ended September 30, 1999, an increase of $183,000 or 19.30%. The Small Business Administration (SBA) gain component of noninterest income increased during the third quarter 2000 to $30,000 from $19,000 compared with same period during 1999. Contributing to other noninterest income was an increase in the Company's ATM fees of $27,000 to $139,000 for the third quarter ended 2000 compared with the same period in 1999.

      The following table presents for the periods indicated the major categories of noninterest income:

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ---------------------------------    ---------------------------------
                                                           2000               1999               2000              1999
                                                       --------------     --------------    ---------------    --------------
                                                            (DOLLARS IN THOUSANDS)               (DOLLARS IN THOUSANDS)
Service charges on deposit accounts                          $   730            $   612            $  1881          $  1,758
Gain on sale of SBA loans                                         30                 19                180                81
ATM fee income                                                   139                112                396               312
Alternative investments                                           44                 50                136               149
Other noninterest income                                         188                155                571               490
                                                       --------------     --------------    ---------------    --------------
     Total noninterest income                               $  1,131            $   948           $  3,164          $  2,790
                                                       ==============     ==============    ===============    ==============

Noninterest Expense

      In the nine month period ended September 30, 2000, noninterest expense decreased $12,000 or 0.13% to $9.0 million compared with the nine months ended 1999 and increased $24,000 or 0.81% in the third quarter 2000 as compared with the third quarter 1999. Employee compensation and benefit expense for the nine months ended September 30, 2000 was $4.7 million, a decrease of $46,000 or 0.98% compared with the nine months ended 1999 and a decrease of $5,000 or 0.32% in the third quarter 2000 as compared with the third quarter 1999. Non-staff expense for the nine months ended September 30, 2000 was $4.3 million, an increase of $34,000 or 0.79% from $4.3 million in the same period of 1999 and an increase of $29,000 or 2.05% in the third quarter 2000 as compared with the third quarter 1999. Non staff expenses for the nine months ended 2000 compared to the same period during 1999 increased slightly due the Company's growth. The Company remains committed to growth while controlling cost and as a result of this on going commitment, the efficiency ratio decreased to 62.98% from 68.32% during the third quarter 2000 compared with the same period in 1999.

      The following table presents for the periods indicted the major categories of noninterest expense:

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ---------------------------------     ---------------------------------
                                                              2000              1999               2000               1999
                                                         ---------------    --------------     --------------    ---------------
                                                              (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Employee compensation and benefits                             $  1,555          $  1,560           $  4,652           $  4,698
Non-staff expense:
     Net bank premises expense                                      230               225                668                637
     Equipment rentals, depreciation and maintenance                243               240                740                754
     Data processing                                                 71                72                204                229
     Professional fees                                              174               128                386                371
     Regulatory assessments/FDIC insurance                           34                32                100                 94
     Ad valorem and franchise taxes                                  21                72                160                216
     Other                                                          671               646              2,058              1,981
                                                         ---------------    --------------     --------------    ---------------
        Total non-staff expenses                                  1,444             1,415              4,316              4,282
                                                         ---------------    --------------     --------------    ---------------
        Total noninterest expense                              $  2,999          $  2,975           $  8,968           $  8,980
                                                         ===============    ==============     ==============    ===============

Financial Condition

      Total assets as of September 30, 2000 were $332.7 million compared with $309.2 million at December 31, 1999 an increase of $23.5 million or 7.60%. At September 30, 2000, investment securities totaled $82.3 million, an increase of $6.7 million or 8.86% from $75.6 million at December 31, 1999. Net loans were $207.3 million at September 30, 2000, an increase of $9.9 million or 5.02% from $197.4 million at December 31, 1999. Third quarter 2000 balance sheet growth was a direct result of the Company's continued customer sales and calling programs.

      The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. As loan volume continues to grow, Management remains committed to increase the allowance for credit losses to reflect such growth. The allowance for credit losses as of September 30, 2000 was $2.1 million or 1.00% of outstanding loans compared with $2.0 million or 1.00% of outstanding loans as of December 31, 1999.

      At September 30, 2000, deposits totaled $304.1 million, an increase of $21.5 million or 7.61% from $282.6 million at December 31, 1999.

      Stockholders' equity increased from $26.6 million at December 31, 1999 to $28.6 million at September 30, 2000, an increase of $2.0 million or 7.52%. As of September 30, 2000 the Company's ratio of stockholders' equity to total assets was 8.60% as compared with 8.61% as of December 30, 1999.

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

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $4.4 million and $3.4 million for the nine months ended September 30, 2000 and 1999 respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2000 compared with the same period in 1999 was primarily due to the decrease in other assets in 2000.

      Net cash used in investing activities was $14.9 million and $37.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in net cash used in investing activities for the nine months ended September 30, 2000 compared with the same period in 1999 was primarily due to the decrease in purchase of available-for-sale securities in 2000.

      Net cash provided by financing activities was $20.7 million and $19.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2000 compared with the same period in 1999 was primarily due to the increase in deposits in 2000.

      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Bank is subject to capital adequacy requirements imposed by the Office of the Comptroller of Currency ("OCC"). Both the Federal Reserve board and the OCC have adopted risk-based capital requirements. The following table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of September 30, 2000 and with regulatory standards.

                                                Actual Ratio
                                    Minimum     September 30,
                                    Required        2000
                                   --------------------------
THE COMPANY
Leverage ratio                        3.00%         7.63%
Tier 1 risk-based capital             4.00%        10.37%
Risk-based capital ratio              8.00%        11.24%

THE BANK
Leverage ratio                        3.00%         7.22%
Tier 1 risk-based capital             4.00%         9.75%
Risk-based capital ratio              8.00%        10.63%


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

ITEM 5. - Other Information

      None

ITEM 6. - Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed with this report;

      EXHIBIT
      NUMBER                        DESCRIPTION
      -------                       -----------
           27                       Financial Data Schedule

(b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    BAY BANCSHARES, INC.

                                    By: /s/ L.D. WRIGHT
                                        ----------------------------------------
                                            L. D. Wright
                                            Chief Executive Officer

                                    By: /s/ KIM E. LOVE
                                        ----------------------------------------
                                            Kim E. Love
                                            Controller