Form 10QSB/A
period 2000-09-30
BAY BANCSHARES INC
filed 2000-11-30
CIK 1046406

================================================================================

                                  FORM 10-QSB/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[X]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]              FOR THE TRANSITION PERIOD FROM ______ TO ______

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

* The Company's Form 10-QSB for the quarter ended September 30, 2000 is hereby amended to correct a consolidated balance sheet computation error made in Part I, Item 1.

================================================================================

PART I - FINANCIAL INFORMATION

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2000             1999
                                                     ---------       ---------
                                                    (Unaudited)
ASSETS
Cash and cash equivalents
   Cash and due from banks .......................   $  10,719       $  11,170
   Federal funds sold ............................      13,373           2,715
                                                     ---------       ---------
      Total cash and cash equivalents ............      24,092          13,885

Securities available-for-sale ....................      80,269          75,551
Loans, net of allowance for
  credit losses of $2,095 and $1,985 .............     207,333         197,427
Bank premises and equipment, net .................       8,405           8,881
Other assets .....................................      12,624          13,437
                                                     ---------       ---------
      Total assets ...............................   $ 332,723       $ 309,181
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits
      Noninterest-bearing ........................   $  60,063       $  56,556
      Interest-bearing deposits ..................     230,543         212,670
                                                     ---------       ---------
      Total deposits .............................     290,606         269,226

   Borrowings ....................................      11,000          11,000
   Other liabilities .............................       2,492           2,343
                                                     ---------       ---------
      Total liabilities ..........................     304,098         282,569

Stockholders' equity
   Common stock ..................................       2,093           2,092
   Additional paid-in capital ....................      17,554          17,548
   Retained earnings .............................      11,739           9,660

   Accumulated other comprehensive loss ..........      (1,358)         (1,592)
                                                     ---------       ---------
                                                        30,028          27,708
Less: Treasury stock .............................      (1,403)         (1,096)
      Total stockholders' equity .................      28,625          26,612
                                                     ---------       ---------
      Total liabilities and stockholders' equity .   $ 332,723       $ 309,181
                                                     =========       =========

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                          --------------------      --------------------
                                            2000         1999         2000         1999
                                          -------      -------      -------      -------
Interest income

  Loans, including fees ............      $ 4,787      $ 4,147      $13,639      $11,808

  Securities .......................        1,271        1,188        3,793        3,347

  Federal funds sold ...............          244           41          523          507
                                          -------      -------      -------      -------
  Total interest income                     6,302        5,376       17,955       15,662

Interest expense

  Deposits .........................        2,634        1,986        7,173        5,796

  Other ............................          193          127          532          226
                                          -------      -------      -------      -------
  Total interest expense ...........        2,827        2,113        7,705        6,022
                                          -------      -------      -------      -------
    Net interest income                     3,475        3,263       10,250        9,640

  Provision for credit losses ......          329          150          864          430
                                          -------      -------      -------      -------
Net interest income after provision
 for credit losses .................        3,146        3,113        9,386        9,210

Noninterest income .................

  Service charges ..................          730          612        1,881        1,758

  Other ............................          401          336        1,283        1,032
                                          -------      -------      -------      -------
    Total noninterest income .......        1,131          948        3,164        2,790

Noninterest expense

  Salaries and employee benefits ...        1,555        1,560        4,652        4,698

  Occupancy expense, net ...........          473          465        1,408        1,391

  Other noninterest expense ........          971          950        2,908        2,891
                                          -------      -------      -------      -------
  Total noninterest expense ........        2,999        2,975        8,968        8,980
                                          -------      -------      -------      -------
Earnings before income taxes .......        1,278        1,086        3,582        3,020

  Provision for income taxes .......          381          366        1,145        1,028
                                          -------      -------      -------      -------
    Net earnings ...................      $   897      $   720      $ 2,437      $ 1,992
                                          =======      =======      =======      =======

    Net earnings per share (basic) .      $  0.45      $  0.36      $  1.23      $  1.00
    Net earnings per share (diluted)         0.43         0.35         1.17         0.97

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ---------------------       ---------------------
                                                                    2000          1999          2000          1999
                                                                  -------       -------       -------       -------
Net earnings ...............................................      $   897       $   720       $ 2,437       $ 1,992
Other comprehensive income, net of tax:

Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period          731          (108)          234        (1,550)
     Less:  reclassification adjustment for gains (losses)
included in net earnings ...................................         --               5          --             (28)
                                                                  -------       -------       -------       -------
                                                                      731          (103)          234        (1,578)
                                                                  -------       -------       -------       -------
Comprehensive income .......................................      $ 1,628       $   617       $ 2,671       $   414
                                                                  =======       =======       =======       =======

      (See accompanying notes to interim consolidated financial statements)

                      BAY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
Cash flows from operating activities:

      Net earnings ...................................................      $  2,437          1,992
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
            Provision for credit losses ..............................           864            430
            Depreciation .............................................           717            896
            Gain on sale of available-for-sale securities ............          --              (42)
            Amortization of premiums, net of accretion and discounts
             on securities ...........................................            37             87
            Effect of phantom stock plan .............................          --               48
            Decrease (increase) in other assets ......................           290           (877)
            Increase in other liabilities ............................            28            881
                                                                            --------       --------
                  Net cash provided by operating activities ..........         4,373          3,415

Cash flows from investing activities:
      Proceeds from sale of available-for-sale securities ............          --            7,943
      Proceeds from principal repayments, maturities, and calls of
        available-for-sale securities ................................         7,051         10,479
      Purchases of available-for-sale securities .....................       (11,451)       (30,012)
      Net increase in loans ..........................................       (10,247)       (24,602)
      Purchases of bank premises and equipment .......................          (241)        (1,017)
                                                                            --------       --------
                  Net cash used in investing activities ..............       (14,888)       (37,209)

Cash flows from financing activities:
      Sale of common stock ...........................................             7              5
      Purchase of treasury stock .....................................          (307)          (374)
      Net increase in deposits .......................................        21,380         12,666
      Advance from Federal Home Loan Bank ............................          --            8,000
      Dividends paid .................................................          (358)          (358)
                                                                            --------       --------


                  Net cash provided  by financing activities .........        20,722         19,939

                  Net increase (decrease) in cash and cash equivalents        10,207        (13,855)


Cash and cash equivalents at beginning of period .....................        13,885         25,456
                                                                            --------       --------
Cash and cash equivalents at end of period ...........................      $ 24,092       $ 11,601
                                                                            ========       ========

      (See accompanying notes to interim consolidated financial statements)

                                                           NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                  ----------------------------------      ----------------------------------
                                                             (UNAUDITED)                                           (UNAUDITED)
                                                                 TAX                                                   TAX
                                                 BEFORE TAX   (EXPENSE)       NET OF     BEFORE TAX    (EXPENSE)      NET OF
                                                   AMOUNT      BENEFIT      TAX AMOUNT     AMOUNT       BENEFIT     TAX AMOUNT
                                                  -------      -------       -------      -------       -------      -------
Unrealized gains on securities:
  Unrealized holding gains (losses)
    arising during period ..................      $   355      $  (121)      $   234      $(2,077)      $   527      $(1,550)
 Less: reclassification adjustments for
    (losses) gains included in net earnings          --           --            --            (42)           14          (28)
                                                  -------      -------       -------      -------       -------      -------
Other comprehensive income .................      $   355      $  (121)      $   234      $(2,119)      $   541      $(1,578)
                                                  =======      =======       =======      =======       =======      =======

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

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------------
                                                                 2000                                       1999
                                              ----------------------------------------      --------------------------------------
                                               AVERAGE         INTEREST       AVERAGE        AVERAGE      INTEREST        AVERAGE
                                             OUTSTANDING        EARNED/        YIELD/      OUTSTANDING     EARNED/         YIELD/
                                               BALANCE           PAID           RATE         BALANCE        PAID            RATE
                                              ---------       ---------      ---------      ---------     ---------      ---------
Assets

Interest-earning assets:

  Loans ...................................   $ 202,485       $  13,639           8.98%     $ 179,803     $  11,808           8.76%

  Securities ..............................      78,941           3,793           6.41%        75,369         3,347           5.92%

  Federal funds sold and other temporary
    Investments ...........................      10,362             523           6.73%        12,982           507           5.21%
                                              ---------       ---------      ---------      ---------     ---------      ---------
    Total interest-earning assets .........     291,788          17,955           8.20%       268,154        15,662           7.79%
                                              ---------       ---------      ---------      ---------     ---------      ---------
  Less allowance for credit losses               (2,039)                                       (1,998)
                                              ---------                                     ---------
    Total interest-earning assets, net of
      Allowance ...........................     289,749                                       266,156

    Nonearning assets .....................      34,629                                        33,924
                                              ---------                                     ---------
      Total assets ........................   $ 324,378                                     $ 300,080
                                              =========                                     =========

Liabilities and stockholders' equity
  Interest-bearing liabilities:

  Interest-bearing demand deposits ........   $  33,299       $     260           1.04%     $  31,767     $     251           1.05%

  Public fund deposits ....................       4,492             124           3.68%         7,484           226           4.03%

  Savings and money market accounts .......      55,139           1,392           3.37%        63,248         1,477           3.11%

  Certificates of deposit .................     129,391           5,397           5.56%       101,168         3,842           5.06%
  Federal funds purchased, FHLB line of
    credit and other borrowings ...........      11,000             532           6.45%         5,481           226           5.50%
                                              ---------       ---------      ---------      ---------     ---------      ---------
      Total interest-bearing liabilities ..     233,321           7,705           4.40%       209,148         6,022           3.84%
                                              ---------       ---------      ---------      ---------     ---------      ---------
Noninterest-bearing liabilities:

  Noninterest-bearing demand deposits .....      61,796                                        63,031

  Other liabilities .......................       2,138                                         1,723
                                              ---------                                     ---------
    Total liabilities .....................     297,255                                       273,902
                                              ---------                                     ---------
Stockholders' equity ......................      27,123                                        26,178
                                              ---------                                     ---------
    Total liabilities and stockholders'
      Equity ..............................   $ 324,378                                     $ 300,080
                                              =========                                     =========
  Net interest income .....................                   $  10,250                                   $   9,640
                                                              =========                                   =========
  Net interest spread .....................                                       3.80%                                       3.95%
                                                                             =========                                   =========
  Net interest margin .....................                                       4.68%                                       4.79%
                                                                             =========                                   =========

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

      The following table presents for the periods indicated the major categories of noninterest income:

                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                      ---------------      ---------------
                                       2000     1999        2000     1999
                                      ------   ------      ------   ------
                                        (Dollars in          (Dollars in
                                         thousands)           thousands)

Service charges on deposit accounts   $  730   $  612      $1,881   $1,758
Gain on sale of SBA loans .........       30       19         180       81
ATM fee income ....................      139      112         396      312
Alternative investments ...........       44       50         136      149
Other noninterest income ..........      188      155         571      490
                                      ------   ------      ------   ------
     Total noninterest income .....   $1,131   $  948      $3,164   $2,790
                                      ======   ======      ======   ======
Noninterest Expense

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

      The following table presents for the periods indicted the major categories of noninterest expense:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                           ----------------    ----------------
                                            2000      1999      2000      1999
                                           ------    ------    ------    ------
                                              (DOLLARS IN        (DOLLARS IN
                                               THOUSANDS)         THOUSANDS)

Employee compensation and benefits .....   $1,555    $1,560    $4,652    $4,698
Non-staff expense:
  Net bank premises expense ............      230       225       668       637
  Equipment rentals, depreciation
    and maintenance ....................      243       240       740       754
  Data processing ......................       71        72       204       229
  Professional fees ....................      174       128       386       371
  Regulatory assessments/FDIC
    insurance ..........................       34        32       100        94
  Ad valorem and franchise taxes .......       21        72       160       216
  Other ................................      671       646     2,058     1,981
                                           ------    ------    ------    ------
    Total non-staff expenses ...........    1,444     1,415     4,316     4,282
                                           ------    ------    ------    ------
    Total noninterest expense ..........   $2,999    $2,975    $8,968    $8,980
                                           ======    ======    ======    ======

Financial Condition

      Total assets as of September 30, 2000 were $332.7 million compared with $309.2 million at December 31, 1999 an increase of $23.5 million or 7.60%. At September 30, 2000, investment securities totaled $80.3 million, an increase of $4.7 million or 6.22% from $75.6 million at December 31, 1999. Net loans were $207.3 million at September 30, 2000, an increase of $9.9 million or 5.02% from $197.4 million at December 31, 1999. Third quarter 2000 balance sheet growth was a direct result of the Company's continued customer sales and calling programs.

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

                                                ACTUAL RATIO
                                   MINIMUM      SEPTEMBER 30,
                                   REQUIRED         2000
                                   --------     ------------
THE COMPANY
Leverage ratio                       3.00%          7.63%
Tier 1 risk-based capital            4.00%         10.37%
Risk-based capital ratio             8.00%         11.24%

THE BANK
Leverage ratio                       3.00%          7.22%
Tier 1 risk-based capital            4.00%          9.75%
Risk-based capital ratio             8.00%         10.63%


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

                                          BAY BANCSHARES, INC.



                                          By: /s/ L.D. WRIGHT    11/30/00
                                                  L. D. Wright
                                                  Chief Executive Officer

                                          By: /s/ KIM E. LOVE    11/30/00
                                                  Kim E. Love
                                                  Controller